Form 10-Q
period 2026-06-30
Stewards, Inc.
filed 2026-08-14
CIK 1795851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number: 333-291586

STEWARDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0436017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 N. University Drive Suite D-105
Lauderhill, Florida 33351
(Address of principal executive offices)

(516) 419-5300
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of August 12, 2026, the registrant had 211,149,963 common shares outstanding, with a par value of $0.0001 per share.

Stewards, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2026

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEWARDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash, cash equivalents	$1,096	$4,904
Restricted cash	3,715	3,274
Advance receivables, net	4,948	7,237
Prepaid expense	728	516
Loan commitment asset	3,719	6,710
Due from related parties	64	139
Note receivable - current	1,706	—
Other current assets	549	667
Total current assets	16,525	23,447

NON-CURRENT ASSETS
Fixed assets, net	154,067	150,992
Operating lease right-of-use asset	18	46
Intangible assets, net	985	2,508
Goodwill	1,219	1,219
Other assets	1,162	151
TOTAL ASSETS	$173,976	$178,363

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,302	$6,248
Syndicate payable	3,231	4,356
Due to related parties - current	1,883	1,850
Deferred consideration - current	270	214
Operating lease liabilities - current	15	40
Notes payable, net - current	2,622	2,722
Warrant liability	3,719	8,230
Mortgage loan - current	—	73,625
Other current liabilities	329	301
Total current liabilities	19,371	97,586
NON-CURRENT LIABILITIES
Deferred consideration	39	185
Notes payable, net	38,761	34,620
Mortgage loan	77,588	—
Other non-current liabilities	291	309
Total liabilities	136,050	132,700

Commitments and contingencies (Note 14)
MEZZANINE EQUITY
Redeemable nonparticipating noncontrolling interest	8,462	8,462
STOCKHOLDERS’ EQUITY
Series A preferred stock, par value $0.0001 per share; 71,250,000 and 71,250,000 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025	7	7
Series B preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	1	1
Common stock, par value $0.0001 per share; 500,000,000 shares authorized; 211,133,297 and 207,102,106 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	21	21
Paid-in capital	73,619	67,396
Stock subscription receivable	—	(521)
Accumulated deficit	(71,639)	(58,201)
Accumulated other comprehensive income	3	3
Nonparticipating noncontrolling interest	27,452	28,495
Total stockholders’ equity	29,464	37,201
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$173,976	$178,363
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Income, financing and brokerage	$1,069	$3,315	$2,539	$6,680
Income from rental property	2,399	—	4,783	—
Total revenues	3,468	3,315	7,322	6,680

Cost of revenue
Financing and brokerage	197	722	471	1,376
Rental property	1,476	—	2,782	—
Total cost of revenue	1,673	722	3,253	1,376

Gross profit	1,795	2,593	4,069	5,304

Operating expenses
General and administrative expenses	2,987	2,097	5,742	4,058
Provision (benefit) for credit losses	(51)	481	251	1,047
Depreciation and amortization	1,928	61	4,320	123
Professional fees	901	753	1,924	1,327
Total operating expenses	5,765	3,392	12,237	6,555

Loss from operations	(3,970)	(799)	(8,168)	(1,251)

Other income (expense)
Interest expense	(3,348)	(1,488)	(6,078)	(2,783)
Financing charges (income)	57	84	(34)	65
Change in fair value of warrant liabilities	(57)	—	1,364	—
Other gain (loss)	82	(4)	(27)	(12)
Total other income (expense)	(3,266)	(1,408)	(4,775)	(2,730)

Net loss before income taxes	(7,236)	(2,207)	(12,943)	(3,981)

Income tax provision	—	—	—	—
Net loss	$(7,236)	$(2,207)	$(12,943)	$(3,981)

Amounts attributable to Stewards, Inc.
Net loss	$(7,236)	$(2,207)	$(12,943)	$(3,981)
Dividend on preferred stock	(695)	(210)	(1,342)	(349)

Net loss applicable to common stockholders	$(7,931)	$(2,417)	$(14,285)	$(4,330)

Net Loss Per Common Share - basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.04)

Weighted-Average Common Shares Outstanding - basic and diluted	209,124	112,639	208,881	106,509

Comprehensive Loss
Net loss	$(7,236)	$(2,207)	$(12,943)	$(3,981)
Unrealized gain (loss) on foreign currency translation	—	—	—	2

Total comprehensive loss	$(7,236)	$(2,207)	$(12,943)	$(3,979)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

For the three months ended June 30. 2026
	Mezzanine Equity	Stockholders' Equity
	Redeemable Nonparticipating	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Stock Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Nonparticipating Noncontrolling Interest	Total Stockholders' Equity
	Noncontrolling Interest	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In Capital
Balances as at April 1, 2026	$8,462	71,250,000	$7	10,000,000	$1	209,102,106	$21	$69,356	$(208)	$(64,131)	$3	$28,495	$33,544
Issuance of common shares under private placements	—	—	—	—	—	658,380	—	1,975	—	—	—	—	1,975
Common stock issued for EB-5 share swap (Block 40 Class B buyout)	—	—	—	—	—	1,372,811	—	1,043	—	—	—	(1,043)	—
Issuance of common shares for stock subscription receivable	—	—	—	—	—	—	—	—	208	—	—	—	208
Issuance of warrants related to debt facility	—	—	—	—	—	—	—	1,187	—	—	—	—	1,187
Series A preferred stock dividend	—	—	—	—	—	—	—	—	—	(272)	—	—	(272)
Net loss	—	—	—	—	—	—	—	—	—	(7,236)	—	—	(7,236)
Stock-based compensation	—	—	—	—	—	—	—	58	—	—	—	—	58
Balances as at June 30, 2026	$8,462	71,250,000	$7	10,000,000	$1	211,133,297	$21	$73,619	$—	$(71,639)	$3	$27,452	$29,464

For the six months ended June 30. 2026
	Mezzanine Equity	Stockholders' Equity
	Redeemable Nonparticipating	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Stock Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Nonparticipating Noncontrolling Interest	Total Stockholders' Equity
	Noncontrolling Interest	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In Capital
Balances as at December 31, 2025	$8,462	71,250,000	$7	10,000,000	$1	207,102,106	$21	$67,396	$(521)	$(58,201)	$3	$28,495	$37,201
Common stock issued for Simplified Companies acquisition	—	—	—	—	—	2,000,000	—	—	—	—	—	—	—
Issuance of common shares under private placements	—	—	—	—	—	658,380	—	1,975	—	—	—	—	1,975
Common stock issued for EB-5 share swap (Block 40 Class B buyout)	—	—	—	—	—	1,372,811	—	1,043	—	—	—	(1,043)	—
Issuance of common shares for stock subscription receivable	—	—	—	—	—	—	—	—	521	—	—	—	521
Issuance of warrants related to debt facility	—	—	—	—	—	—	—	3,147	—	—	—	—	3,147
Series A preferred stock dividend	—	—	—	—	—	—	—	—	—	(495)	—	—	(495)
Net loss	—	—	—	—	—	—	—	—	—	(12,943)	—	—	(12,943)
Stock-based compensation	—	—	—	—	—	—	—	58	—	—	—	—	58
Balances as at June 30, 2026	$8,462	71,250,000	$7	10,000,000	$1	211,133,297	$21	$73,619	$—	$(71,639)	$3	$27,452	$29,464

For the three months ended June 30. 2025
	Stockholders' Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock			Stock Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In Capital
Balances as at April 1, 2025	37,020,000	$4	—	$—	18,750,000	$2	99,479,734	$10	$14,316	$(1,458)	$(37,760)	$5	$(24,881)
Series C preferred stock conversion to common stock	—	—	—	—	(18,750,000)	(2)	18,750,000	2	—	—	—	—	—
Issuance of Series A preferred stock	32,000,000	3	—	—	—	—	—	—	7,997	—	—	—	8,000
Issuance of common shares for stock subscription receivable	—	—	—	—	—	—	—	—	—	313	—	—	313
Issuance of common stock and warrants related to registration rights payment arrangement	—	—	—	—	—	—	400,000	—	151	—	—	—	151
Net loss	—	—	—	—	—	—	—	—	—	—	(2,417)	—	(2,417)
Balances as at June 30, 2025	69,020,000	$7	—	$—	—	$—	118,629,734	$12	$22,464	$(1,145)	$(40,177)	$5	$(18,834)

For the six months ended June 30. 2025
	Stockholders' Equity
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock			Stock Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid-In Capital
Balances as at December 31, 2024	37,020,000	$4	—	$—	18,750,000	$2	97,479,734	$10	$14,316	$(1,771)	$(35,847)	$3	$(23,283)
Common stock issued for Simplified Companies acquisition	—	—	—	—	—	—	2,000,000	—	—	—	—	—	—
Issuance of common shares for stock subscription receivable	—	—	—	—	—	—	—	—	—	626	—	—	626
Series C preferred stock conversion to common stock	—	—	—	—	(18,750,000)	(2)	18,750,000	2	—	—	—	—	—
Issuance of Series A preferred stock	32,000,000	3	—	—	—	—	—	—	7,997	—	—	—	8,000
Issuance of common stock and warrants related to registration rights payment arrangement	—	—	—	—	—	—	400,000	—	151	—	—	—	151
Net loss	—	—	—	—	—	—	—	—	—	—	(4,330)	2	(4,328)
Balances as at June 30, 2025	69,020,000	$7	—	$—	—	$—	118,629,734	$12	$22,464	$(1,145)	$(40,177)	$5	$(18,834)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STEWARDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(12,943)	$(4,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,797	26
Amortization of intangible assets	1,523	97
Issuance of common stock and warrants related to registration rights payment arrangement	—	151
Change in fair value of warrant liabilities	(1,364)	—
Amortization of debt issuance costs	231	38
Interest expense on deferred consideration	26	38
Operating lease right-of-use asset amortization	28	65
Provision for credit losses	251	1,047
Stock based compensation	59	—
Amortization of stock subscription receivable	521	625
Other income (losses)	—	3
Changes in assets and liabilities:
Advance receivables, net	2,039	(2,084)
Prepaid expenses and other current assets	(94)	(230)
Accounts payable and accrued liabilities	585	(266)
Syndicate payable	(1,124)	(354)
Due from related parties	74	(9)
Note receivable - current	(1,706)	—
Other non-current assets	(1,011)	—
Other non-current liabilities	(18)	—
Due to a related party	33	—
Operating lease liabilities	(25)	(58)
Net cash used in operating activities	(10,118)	(5,241)

Cash Flows From Investing Activities
Purchase of property and equipment	(5,872)	(20)
Payment of deferred consideration	(115)	(115)
Advanced payment for acquisition	—	(5,000)
Net cash used in investing activities	(5,987)	(5,135)

Cash Flows From Financing Activities
Proceeds from notes payable	6,900	2,125
Repayment of notes payable	(100)	—
Repayment of promissory notes payable, related party	—	(1,600)
Proceeds from mortgage loan	3,963	—
Proceeds from the issuance of Series A preferred stock	—	8,000
Proceeds from the issuance of common stock	1,975	—
Net cash provided by financing activities	12,738	8,525

Net change in cash, cash equivalents and restricted cash	(3,367)	(1,851)
Cash, Cash Equivalents and Restricted Cash, Beginning	8,178	2,751
Cash, Cash Equivalents and Restricted Cash, Ending	$4,811	$900

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$5,048	$2,521
Cash paid for income taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Amortization of loan commitment asset to debt discount	$2,990	$—
Reclassification of liability classified warrants to equity	$3,147	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Stewards, Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2026, and 2025 (unaudited)
Note 1 – Organization
Stewards, Inc. (formerly Favo Capital, Inc.) ("the Company") was incorporated as Beeston Enterprises Ltd. on July 12, 1999, under the laws of the State of Nevada. The Company changed its name to FAVO Capital, Inc. on September 2, 2020, which was the effective date established by the Financial Industry Regulatory Authority (“FINRA”). On August 7, 2025, the Board of Directors approved a further name change from Favo Capital, Inc. to Stewards, Inc. which FINRA approved on November 13, 2025. In connection with this name change, the Company changed its ticker symbol from “FAVO” to “SWRD”.

The Company’s business has evolved since inception. Previously, the Company was an exploration stage company engaged in the search of mineral deposits that could be developed to a state of a commercially viable producing mine. The Company is now a private credit company focused on providing alternative financing solutions to small and medium-sized businesses (“SMB”) across the United States. The Company’s business model is centered around direct and syndicated Revenue Based Funding solutions that address the capital needs of SMBs underserved by traditional lending institutions. Revenue Based Funding solutions are financing arrangements where the Company provides upfront capital to SMBs in exchange for a fixed percentage of their future gross revenue. Repayments for these solutions fluctuate based on the recipient’s actual revenue performance until a predetermined total repayment amount is reached.

In support of the private credit business, the Company has expanded its operations into real estate in 2025 through the acquisition of Block 40, LLC (“Block 40”), the owner and operator of 1818 Park, a mixed-use residential and commercial property located in Hollywood, Florida. The property includes multifamily, retail, and office components that generate rental income through lease agreements with a diversified tenant base. The addition of Block 40 marks the establishment of the Company’s real estate segment, through which the Company intends to own, operate, and potentially acquire income-producing properties as part of its long-term growth and diversification strategy.
Note 2 - Liquidity and Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2026, the Company has negative working capital of $2.8 million and an accumulated deficit of $71.6 million. For the six months ended June 30, 2026, the Company incurred a net loss of $12.9 million and used net cash in operations of $10.1 million. These conditions indicate that the Company’s ability to meet its obligations as they become due depends on obtaining additional financing and managing operating expenditures.

On August 13, 2026, Stewards (International) Limited, acting as CIS manager of Stewards International Funds PCC for its Stewards Private Credit Fund, executed a written commitment to provide the Company with at least $24.0 million of funding over the following twelve months through existing and new debt-financing arrangements. Funding rounds are intended to average approximately $2.0 million per month. Management’s cash-flow forecast incorporates the anticipated timing and terms of the funding and the related debt-service requirements. Based on the executed commitment, management’s assessment of the funding source’s financial capacity and the related financing arrangements, and its forecast of obligations as they become due, management concluded that its plans are probable of being effectively implemented and are expected to provide sufficient liquidity for the Company to meet its obligations for at least one year after the date these financial statements are issued.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2025, included in the Company’s Registration Statement on Form S-1 (File No. 333-291586) declared effective by the SEC on July 14, 2026.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of June 30, 2026 and December 31, 2025, and the results of its operations and cash flows during the six months ended June 30, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026, or for any future period.

Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The Company prepares its condensed consolidated financial statements on the accrual basis of accounting. All intercompany accounts, balances and transactions have been eliminated in the consolidation as of June 30, 2026 and December 31, 2025.

ASC Topic 810, Consolidation (“Topic 810”) also requires that the equity of a noncontrolling interest shall be reported on the condensed consolidated balance sheets within total equity of the Company. Certain redeemable noncontrolling interests are reported on the condensed consolidated balance sheets as mezzanine equity. Topic 810 also requires revenues, expenses, gains, losses, net income or loss, and other comprehensive income or loss to be reported in the condensed consolidated financial statements at consolidated amounts, which include amounts attributable to the owners of the parent and the noncontrolling interests.

See Note 17, "Redeemable Nonparticipating Noncontrolling Interest and Nonparticipating Noncontrolling Interest," for additional information.

Use of Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

Significant estimates reflected in these financial statements include, but are not limited to, accounting for share-based compensation, valuation of warrant liabilities, business combination, impairment as well as depreciation and amortization methods. Actual results could differ from these estimates, and those differences could be material.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Specifically, for the six months ended June 30, 2025, the Company reclassified $123.0 thousand of depreciation and amortization expenses previously included within general and administrative expenses to a standalone depreciation and amortization line item to match the presentation of the June 30, 2026 financial statements.

Additionally, the Company reclassified $65.0 thousand of financing charges previously included within interest expense to a standalone financing charges line item.

Lastly, the financial statement line item previously presented as "provisions for bad debt expense" for the six months ended June 30, 2025, has been renamed to "provision for credit losses" to conform with current-period terminology.

These reclassifications and terminology changes had no impact on previously reported total operating expenses, net loss, total assets, or net cash flows for any period presented.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash balances represent funds held in escrow to comply with the requirements of a certain mortgage loan agreement. These amounts primarily relate to reserves for tenant deposits, property taxes, insurance, and interest, and are not available for general operating purposes until the related obligations are settled.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets to the corresponding amounts presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025(in thousands):

	June 30, 2026	June 30, 2025	December 31, 2025
Cash, cash equivalents	$1,096	$900	$4,904
Restricted cash	3,715	—	3,274
Total cash, cash equivalents and restricted cash	$4,811	$900	$8,178
Valuation of Operating Lease Receivables
We may be subject to tenant defaults and bankruptcies that could affect the collection of outstanding receivables, arising from the straight-line recognition of rental income, related to our operating leases. In order to mitigate these risks, we perform credit reviews and analyses on prospective tenants before significant leases are executed and on existing tenants before properties are acquired. On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease are recognized as an adjustment, which can be a reduction or increase, to rental income in the condensed consolidated statements of operations.

We recognized $16 thousand as a net adjustment in respect of uncollectible operation lease receivables during the six ended June 30, 2026, consisting of Block 40 write-offs of $26 thousand recognized within operating expenses and recoveries of previously written-off amounts of $10 thousand recognized as an increase to rental income. There were no net adjustments recognized during the prior year period.

Loan Commitment Asset
The Loan Commitment Asset represents fees incurred to secure debt financing, which, for the Company, primarily consists of a contingent obligation to issue future warrants under the Loan Agreement (as defined and further discussed in Note 11, "Warrant Liabilities," specifically Debt Facility Warrants). These fees were initially capitalized as assets while the debt facility remains undrawn. Upon drawing funds, a proportionate amount of the loan commitment asset is reclassified as a debt discount and amortized over the term of the loan. If borrowings are outstanding, these costs are presented as a reduction of the debt’s carrying value.

During the six months ended June 30, 2026 the Company reclassified $3.0 million from the loan commitment asset to debt discount. There was no amount reclassified during the comparable prior year period.

Revenue Recognition

Disaggregated Revenue

In general, the Company’s business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment’s results of operations. The following table provides the revenue recognized from each offering for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
MCAs income	$113	$1,631	$668	$4,202
Brokerage commissions	949	1,647	1,850	2,404
Management fee	5	33	17	66
Rental income	2,399	—	4,783	—
Others	2	4	4	8
Total revenues	$3,468	$3,315	7,322	6,680
Lessor Accounting

We evaluate new leases originated or leases assumed as part of an acquisition transaction under ASC Topic 842: Leases to determine lease classification. Generally, all of our leases have historically been classified as operating leases. A lease is classified by a lessor as a sales-type lease if the significant risks and rewards of ownership reside with the tenant. This situation is met if, among other things, (i) there is an automatic transfer of title during the lease, (ii) there is a purchase option that the tenant is reasonably certain to exercise, (iii) the lease term, including extension options that the tenant is reasonably certain to exercise, is for more than a major part of the remaining economic useful life of the asset (e.g., equal to or greater than 75%), (iv) if the present value of the minimum lease payments represents substantially all (e.g., equal to or greater than 90%) of the leased property’s fair value at lease inception, or (v) if the asset is so specialized in nature that it provides no alternative use to the lessor (and therefore would not provide any future value to the lessor) after the lease term. Further, such new leases would be evaluated to consider whether they would be failed sale-leaseback transactions and accounted for as financing transactions by the lessor, if applicable.

As of June 30, 2026 and December 31, 2025, we did not have any leases that were classified as sales-type or financing leases under sale-leaseback rules.

Rent receivables of $435 thousand and $435 thousand as of June 30, 2026 and December 31, 2025, respectively, are presented within Other Current Assets in the accompanying unaudited condensed consolidated balance sheets.

Provision for Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on an audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. An uncertain tax position is considered effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and other income (expense), net respectively.

Fair Value of Financial Instruments

ASC 825, Disclosures About Fair Value of Financial Instruments, requires the disclosure of fair value information about financial instruments. ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026 and December 31, 2025.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1 - Quoted market prices available in active markets for identical assets or liabilities that the Company has access to at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means (market-corroborated inputs).

Level 3 - Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability.

As of June 30, 2026 and December 31, 2025, the fair values of cash, restricted cash, advance receivables, accounts payable, deferred consideration, syndicate payable, and due to and from related parties approximated their carrying values because of the short-term nature of these assets or liabilities. The fair value of the warrant liability was based on Level 3 inputs as well as the Company’s underlying stock price and associated volatility, expected term of the warrants and market interest rates. There were no transfers between fair value hierarchy levels during the six months ended June 30, 2026 and December 31, 2025.

The tables below present information about the Company’s financial instruments that are measured and carried at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Total	Level 1	Level 2	Level 3
Liabilities:
Debt facility warrants - Note 11	3,719	—	—	3,719
Total liabilities at fair value	$3,719	$—	$—	$3,719

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Other assets	$1	$—	$1	$—
Total assets at fair value	$1	$—	$1	$—
Liabilities:
Dolomite warrants - Note 11	$1,520	$—	$—	$1,520
Debt facility warrants - Note 11	6,710	—	—	6,710
Total liabilities at fair value	$8,230	$—	$—	$8,230

The changes in fair value are presented below (in thousands):

	Other assets	Debt Facility Warrants	Dolomite Warrants Liabilities
Beginning balance, December 31, 2025	$1	$6,710	$1,520
Additions	—	—	—
Changes in fair value	(1)	156	(1,520)
Reclassifications	—	(3,147)	—
Ending balance, June 30, 2026	$—	$3,719	$—
See Note 11, “Warrant Liabilities” for more information.
Recently Adopted Accounting Pronouncements

Recently Issued Accounting Guidance - Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This amendment is expected to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is not generally presented in the financial statements today. The amendments in this update do not change or remove current expense disclosure requirements.

This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact of the new standard.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 clarifies and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of ASU 2025-06 on its condensed consolidated financial statements.

Note 4 - Business Combinations / Asset Acquisitions

Plantation Acquisition

In March 2026, the Company completed the acquisition of a commercial property in Plantation, Florida, pursuant to an Agreement of Sale and Purchase dated November 18, 2025. Total consideration for the Plantation Acquisition was $5.9 million, which included the contract purchase price of $5.8 million and $61.0 thousand in direct transaction costs.

The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset group comprising land and building. To fund the acquisition, the Company obtained new indebtedness (the “Plantation Mortgage Loan”) of $4.0 million (see Note 13, "Mortgage Loans," for further details). The Company allocated the total acquisition cost to the acquired assets based on their relative fair values. The allocation of the purchase price is based on a third-party valuation report which used the sales comparison approach using Level 3 measurements. These valuation techniques incorporate unobservable inputs, such as adjustments made for differences in the physical characteristics, location, and market conditions of comparable properties.

The following table summarizes the consideration paid for the acquisition and the amounts of the assets acquired recognized at the acquisition date (in thousands):

Total consideration	$5,861

Identifiable assets acquired and liabilities assumed:
Building	$3,177
Land	2,684
Total net assets acquired	$5,861
Simplified Companies Acquisition

In January 2024, the Company acquired substantially all the assets of the Simplified Companies in a transaction accounted for as a business combination. The acquisition resulted in the recognition of identifiable intangible assets, included developed technology and customer relationships, as well as goodwill. The total purchase consideration was comprised of cash, equity consideration, and deferred cash consideration.

The equity consideration represents 5,000,000 shares of the Company’s common stock, of which 4,000,000 shares have been issued in two tranches of 2,000,000 shares each on the first and second anniversaries of the acquisition date.
The deferred consideration represents the present value at the acquisition date of the cash payments of $0.9 million, payable in equal weekly installments over four years.
The roll forward of the deferred consideration for the six months ended June 30, 2026 and the year ended December 31, 2025 is as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
Beginning balance	$399	$559
Payments	(115)	(230)
Interest	25	70
Ending balance	$309	$399

Note 5 - Advance Receivables and Allowance for Credit Losses

Advance receivables consist of amounts due from merchants under merchant cash advance agreements, including advances funded directly by the Company and advances funded through syndication arrangements with third-party syndication partners, net of unearned income and the allowance for expected credit losses measured in accordance with ASC 326, Financial Instruments - Credit Losses.

	June 30, 2026	December 31, 2025
Advance receivable, gross	$24,978	$27,110
Less: allowance for expected credit losses	(20,030)	(19,873)
Advance receivables, net	$4,948	$7,237

The change in the allowance for expected credit losses on advance receivables for the six months ended June 30, 2026 and the year ended December 31, 2025, is summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Beginning balance	$19,873	$19,035
Current period provision	251	1,774
Write-offs	(95)	(945)
Recoveries	1	9
Ending Balance	$20,030	$19,873

The Company monitors the credit quality of its advance receivables on an ongoing basis by reference to merchant remittance and collection performance and the status of collection and recovery efforts under the related advance agreements. Advance receivables are presented within current assets because amounts due under the related advance agreements are expected to be collected within twelve months of the balance sheet date.

Note 6 - Notes Receivable

During the three months ended June 30, 2026, the Company received five promissory notes with aggregate principal of $1.7 million, including a $100 thousand note evidencing Envy Development DE, LLC’s ("Envy") obligation to reimburse the Company for a financing cost paid on Envy’s behalf. The notes bear interest at 8% per annum and generally mature 90 days after issuance.

The notes were issued in connection with non-binding letters of intent concerning potential real estate transactions. Certain note balances may be applied against the applicable purchase price if a transaction closes; however, the $100 thousand Envy reimbursement note would be cancelled without a purchase-price credit. Otherwise, the notes are repayable in cash. No definitive purchase agreements or binding acquisition obligations existed, and neither acquisition was considered probable as of June 30, 2026.

As of the date these financial statements were issued, the notes that had reached their stated maturity dates remained outstanding, and the Company and the respective obligors were in the process of documenting extensions of their maturity dates. The following table summarizes the Company’s notes receivable outstanding as of June 30, 2026 (in thousands):

	Issuance Date	Maturity Date	Stated Rate	Principal	Accrued Interest	Carrying Amount
PIXL Development, LLC	5/7/2026	8/5/2026	8.00%	$500	$6	$506
PIXL Development, LLC	6/18/2026	9/16/2026	8.00%	90	—	90
ENVY Development DE, LLC	5/15/2026	8/13/2026	8.00%	500	5	505
ENVY Development DE, LLC	5/20/2026	8/17/2026	8.00%	500	5	505
ENVY Development DE, LLC	6/10/2026	9/8/2026	8.00%	100	—	100
Total				$1,690	$16	$1,706

Note 7 - Fixed Assets, Net
At June 30, 2026 and December 31, 2025, fixed assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$22,377	$19,693
Building	135,869	132,692
Site improvements	1,122	1,122
Computers	129	122
Furniture and fixtures	1	1
Office equipment	98	94
Leasehold improvements	5	5
Fixed assets, gross	159,601	153,729
Less: accumulated depreciation	(5,534)	(2,737)
Fixed assets, net	$154,067	$150,992
Depreciation expense was $1.4 million and $14 thousand, for the three months ended June 30, 2026 and June 30, 2025, respectively, and $2.8 million and $26 thousand for the six months ended June 30, 2026 and June 30, 2025, respectively.

The Company evaluates the recoverability of the carrying value of equipment when events and circumstances indicate that such assets might be impaired. There were no such charges during the three and six months ended June 30, 2026 and 2025.

Note 8 - Intangible Assets, Net and Goodwill
The carrying values of amortizable intangible assets are summarized as follows as at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade name	$200	$50	$150
Developed technology	650	406	244
Customer relationships	50	31	19
In-place leases	5,210	4,638	572
Intangible assets, net	$6,110	$5,125	$985

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade name	$200	$40	$160
Developed technology	650	325	325
Customer relationships	50	25	25
In-place leases	5,210	3,212	1,998
Intangible assets, net	$6,110	$3,602	$2,508

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

2026 - remainder	$186
2027	302
2028	127
2029	127
2030	127
Thereafter	116
$985
Amortization expense related to intangible assets was $0.5 million and $48 thousand, for the three months ended June 30, 2026 and June 30, 2025, respectively, and $1.5 million and $97 thousand, for the six months ended June 30, 2026 and 2025, respectively.

The recoverability of the carrying value of these intangible assets is evaluated when events or changes in circumstances indicate that the asset’s value may be impaired. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value, which is determined based on discounted future cash flows, through a change to the condensed consolidated statement of operations and comprehensive loss.

The Company’s goodwill balance was $1.2 million as of June 30, 2026 and December 31, 2025. There were no impairment charges related to goodwill during the six months ended June 30, 2026 and 2025.
Note 9 - Leases
Lessor - Operating Leases

The Company’s Block 40 property is leased to tenants primarily under non-cancelable operating leases. Future minimum lease payments to be received under non-cancelable operating leases as of June 30, 2026 are as follows (in thousands):

2026 - remainder	$4,167
2027	3,578
2028	1,177
2029	1,005
2030	1,010
Thereafter	3,416
Total future minimum lease payments	$14,353

The future minimum lease payments in the table above exclude tenant reimbursements of operating expenses, the amortization of above/below-market lease intangibles, and any optional renewal periods, unless the Company is reasonably certain to exercise such options at the commencement of the lease.

Lessee - Operating Leases

In January 2024, the Company acquired two leases as part of the Simplified Companies acquisition. Each lease was recognized and measured at fair value based on the remaining lease term at the date of acquisition by applying ASC 842, Leases. The office spaces for these leases are located in Lauderhill, Florida and Bonao, Dominican Republic. In 2024, the Company added a second call center location in La Vega, Dominican Republic. The Bonao, and La Vega contractual lease terms end in December 2026. The Lauderhill lease expired in June 2026 and was not renewed.

The Company recorded operating lease expenses of $22 thousand and $19 thousand for the three months ended June 30, 2026 and 2025, respectively, and $35 thousand for both the six months ended June 30, 2026 and 2025.

The following table presents the Company’s ROU assets and lease liabilities as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
ROU assets:
Operating	$18	$46
Total ROU assets	$18	$46

Lease liabilities:
Current:
Operating	$15	$40
Total lease liabilities	$15	$40
As of June 30, 2026, the following table reconciles the undiscounted cash flows for the following years and total of the remaining years to the operating lease obligation recorded in the condensed consolidated balance sheets, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2026 - remainder	$15
Total lease payments	15
Less: Interest	—
Present value of lease liabilities	$15
The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	0.50	1.58
Weighted average discount rate	5.52%	5.52%
Note 10 - Related-Party Transactions
From time to time, the Company enters into transactions with its affiliates that are considered to be related-party transactions. As of June 30, 2026 and December 31, 2025, the balances with such affiliates were included in the accompanying unaudited condensed consolidated balance sheets as due from related parties.

FAVO Holdings, LLC

The Company was party to a management agreement with FAVO Holdings LLC ("FAVO Holdings"), a related party, pursuant to which FAVO Holdings provided consulting services for a monthly fee of $85 thousand (the "Management Agreement"). Pursuant to the Management Agreement, services were provided by Vincent Napolitano through 426 Consulting LLC and Shaun Quin through Quin Management LLC. The services include operational review and improvement, policy implementation, organizational analysis, introductions relating to potential mergers, acquisitions and other strategic transactions, assistance with debt and equity financings, staff training, and performance monitoring.

The consulting fees pursuant to the Management Agreement were $140 thousand and $255 thousand, for the three months ended June 30,2026 and 2025, respectively, and $395 thousand and $510 thousand, for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there were no outstanding consulting fees.

Leadership Transition

During the quarter ended June 30, 2026, the Company's Board of Directors approved certain leadership transitions and related governance changes and terminated the aforementioned Management Agreement. In connection with the Leadership transition, Mr. Napolitano ceased serving as Chairman of the Board and Chief Executive Officer and the Board appointed Mr. Glen Steward as Chairman the Board and Mr. Shaun Quin as Chief Executive Officer.

The Company entered into a transition and separation agreement (the "TSA Agreement") with Mr. Napolitano, pursuant to which Mr. Napolitano’s employment and consulting relationships with the Company were terminated, and he transitioned to the honorary role of Chairman Emeritus. The TSA Agreement provides for an unpaid consulting role relating to investor relations and potential investment-banking relationships, with reimbursement of reasonable out-of-pocket expenses and provides for certain transition compensation, medical insurance reimbursements, and a car allowance through May 31, 2028. The total fees incurred pursuant to the TSA Agreement were $15 thousand during the quarter ended June 30, 2026, all of which are due and payable as of June 30, 2026 and are reflected in due to related party, current in the accompanying unaudited condensed consolidated balance sheets.

In connection with the leadership transition, Mr. Quin ceased providing services through Quin Management LLC and entered into a compensation package, as a full time employee of the Company, as approved by the Board of Directors.

FAVO Holdings is owned 65% by Mr. Napolitano, Chairman Emeritus and former Chief Executive Officer of the Company, and 35% by Mr. Quin, Chief Executive Officer and a director of the Company.

FAVO Group Promissory Note

In connection with the acquisition of the FAVO Group in 2023, the Company issued a promissory note to FAVO Holdings with an original aggregate principal amount totaling $4.7 million, which bore interest at a rate of 6% per annum and matured on May 31, 2026 (the "FAVO Group Note").

On August 5, 2026, the Company and FAVO Holdings signed an amendment that would extend the maturity date of the FAVO Group Note from May 31, 2026 to September 1, 2026 and increase the interest rate from 6% to 10%, effective June 1, 2026. The amendment was approved by the board on August 3, 2026 and the Company accrued interest beginning June 1, 2026 at the proposed 10% rate based on management’s expectation that the amendment would be executed as proposed.

As of June 30, 2026 and December 31, 2025,the aggregate principal amount outstanding was $1.6 million.

The Company recognized interest expenses of $29 thousand and $28 thousand, for the three months ended June 30,2026 and 2025, respectively, and $53 thousand and $64 thousand, for the six months ended June 30, 2026 and 2025, respectively, which reflects interest at 6.0% through May 31, 2026 and at the proposed 10.0% rate beginning June 1, 2026.

Stewards Investment Capital Limited

In July 2023, the Company issued 15,000,000 shares of common stock to Stewards Investment Capital Limited to serve on the advisory board for a period of 3 years term as per the advisory board agreement. The Company recorded the issuance of shares as stock subscription receivable, as services are not yet rendered and amortizing the same over the 3-year term.

During the three months ended June 30, 2026 and 2025, the Company amortized $208 thousand and $313 thousand, respectively, and for the six months ended June 30, 2026 and 2025, amortized $521 thousand and $625 thousand, respectively, from stock subscription receivable.

Stewards Investment Capital Limited also received cash compensation for advisory services of $60 thousand and $52 thousand during the three months ended June 30, 2026 and 2025, respectively, and $120 thousand and $105 thousand, during the six months ended June 30, 2026 and 2025, respectively.

Stewards Investment Capital is owned by Glen Steward, Chairman of the Board of the Company.

Stewards International Funds PCC

In September 2025, the Company entered into a loan agreement (the "Loan Agreement") with Stewards International Funds PCC (on behalf of the Stewards Private Credit Fund) (“Lender”) to issue up to $50.0 million of unsecured, unsubordinated notes (each $100 thousand face value), fundable between September 1, 2025 and August 31, 2026 (the “Closing date”). Notes bear fixed interest at 8.0% per annum on amounts funded, with the first interest payment due September 1, 2026 and subsequent quarterly payments beginning October 1, 2026. The maturity date is August 31, 2030, with a Company option to request up to a six-month extension (if approved by the Lender) subject to an additional 1% per month fee on the Actual Principal Amount during the extension. The notes are unsecured and unsubordinated. As of June 30, 2026 and December 31, 2025, the Company had drawn $9.9 million and $3.0 million, respectively, under the facility. As of June 30, 2026 and December 31, 2025, the Company had accrued interest of $281,770 and $9,863, respectively, under the facility.

In connection with the Loan Agreement, the Company will issue to Stewards, within one month after the Closing date, one warrant to purchase the Company’s common stock (“Debt Facility Warrants”) for every $0.76 of Actual Principal Amount advanced, exercisable at $0.76 per share after the later of the maturity date or a liquidity event, for three years thereafter, with customary anti-dilution protections and a right to fund exercise using the Actual Principal Amount.

In October 2025, the Loan Agreement was amended to increase the aggregate principal amount authorized under the unsecured, unsubordinated debt note facility from $50.0 million to $100.0 million, with corresponding adjustments to the number of notes and associated warrants to purchase up to 131,578,947 shares of the Company’s common stock at an exercise price of $0.76 per share. In December 2025, the Company further amended the Loan Agreement to expand the permitted uses of proceeds to include acquisitions of companies and assets, in addition to refinancing existing indebtedness and funding general corporate and operational needs. Additionally, in December 2025, the Company executed Amendment No. 3 to the Loan Agreement, which modified the transfer and registration provisions to require that the notes be issued and maintained in registered form, established a formal note register, and clarified transfer restrictions and replacement obligations to ensure compliance with applicable U.S. federal tax requirements. As of June 30, 2026 and December 31, 2025, the outstanding debt from this Loan Agreement amounted to $9.9 million and $3.0 million, respectively.

The Stewards International Funds PCC (on behalf of the Stewards Private Credit Fund) is owned by Glen Steward, Chairman of the Board of the Company.

ForFront Capital LLC

In August 2025, Glen Steward, a then employee of the Company, a current Chairman of the Board of the Company and a director of Forfront Capital LLC, made a $700 thousand investment in Block 40, an entity wholly owned by the Company, as part of the EB-5 investment program associated with that project. The investment was recorded as mezzanine equity in the financial statements of Block 40 as of September 30, 2025. The transaction was conducted on terms consistent with those offered to other EB-5 investors participating in the program.

Variable Interest Entity

Effective August 1, 2025, the Company transferred its 100% interest in FC Sub Fund LLC (the “VIE”) to Forfront Capital LLC for a consideration of $1. The VIE was not previously consolidated by the Company, as the Company was not the primary beneficiary of the VIE. The Company is continuing its involvement with the entity in the form of a 2% management fee arrangement for managing the VIE’s assets.

Management fees earned were $5 thousand and $17 thousand, respectively, during the three and six months ended June 30, 2026, respectively.

Note 11 – Warrant Liabilities

Dolomite Warrants

In November 2025, the Company entered into a Securities Purchase Agreement with the Dolomite Foundation (“Dolomite”) under which the Company issued warrants to purchase an aggregate of 2,450,980 shares of the Company’s common stock (the “Dolomite Warrants”). The Dolomite Warrants were issued in exchange for up to $10.0 million of noncash, in-kind consideration in the form of $DOLO ERC-20 tokens (the “$DOLO Tokens”), which are held in a multi-signature escrow wallet and are released to the Company only upon satisfaction of specified milestone conditions described below.

The Dolomite Warrants were legally issued and outstanding as of November 3, 2025, although the Dolomite Warrants are exercisable only in ten equal tranches of $1.0 million each, becoming exercisable upon achievement of specified $DOLO 30-day VWAP milestones.

The Dolomite Warrants are not considered indexed to the Company’s own stock and are accounted for as liability-classified instruments until such time as they qualify for equity classification. The Company recognized the Dolomite Warrants at fair value at issuance date and remeasures the instrument at fair value each reporting period, with changes in fair value recognized in earnings. The Company utilized a Monte Carlo simulation model to determine the fair value of the Dolomite Warrants. As of June 30, 2026, the fair value of the Dolomite Warrants was zero, primarily driven by a downward mark-to-market valuation adjustment during the period.

In applying the Monte Carlo simulation model, the Company used the following key assumptions at June 30, 2026:

Expected volatility	230%
Risk-free interest rate	3.76%
Expected term to maturity	3.25 Years
Debt Facility Warrants
On September 2025, the Company entered into a Loan Agreement with Stewards International Funds PCC (on behalf of the Stewards Private Credit Fund) where the Company can issue up to $50 million of unsecured, unsubordinated notes. On October 30, 2025, this was increased to up to $100 million of unsecured, unsubordinated notes. See to Note 10, “Related Party Transactions,” for further details.

In connection with the Loan Agreement, the Company will issue Debt Facility Warrants based on actual principal draws within one month after the Closing date. For accounting purposes, the warrants are considered issued at the effective date of the Loan Agreement regardless of the contingent event (actual debt draws) for future issuance. In addition, the Company considers the Debt Facility Warrants as a loan commitment or access fee to obtain the debt facility, as such, a Loan Commitment Asset was recorded against the Debt Facility Warrants.

The Debt Facility Warrants have an exercise price of $0.76 per share and are not exercisable until after the later of (i) the Maturity Date of the Loan Agreement of August 31, 2030, or (ii) a Liquidity Event. Once exercisable, the Debt Facility Warrants may be exercised at any time through their expiration date of August 31, 2033.

The Debt Facility Warrants are not considered indexed to the Company’s own stock and are accounted for as liability-classified instruments until such time as they qualify for equity classification. The Company recognized the Debt Facility Warrants at fair value at issuance date and remeasures the instrument at fair value each reporting period, with changes in fair value recognized in earnings. The Company determined the fair value of the Debt Facility Warrants using a Black-Scholes valuation model and management incorporated its best estimate of expected borrowings under the debt facility. At initial recognition, the fair value of the Debt Facility Warrants amounted to $8.0 million.

In December 2025, in connection with a $3.0 million borrowing under its debt facility, the Company issued 3,947,368 debt facility warrants. For the six months ended June 30, 2026, there were additional draws of $6.9 million from the debt facility, bringing the cumulative funded principal to $9.9 million as of June 30, 2026.

At the actual draw date, the Company determined that the warrants were indexed to the Company’s own stock and met the criteria for equity classification under ASC 815-40. Accordingly, the Company remeasured the warrants to fair value on the draw date and reclassified the warrants from liability to equity, resulting in a $3.1 million reclassification to additional paid-in capital during the six months ended June 30, 2026.

As of June 30, 2026, the fair value of the Debt Facility Warrants amounted to $3.7 million and is presented as Warrant Liability in the accompanying unaudited condensed consolidated balance sheets. During the six months ended June 30, 2026, the Company revised the estimate of total expected borrowings under the debt facility from $18.5 million to $12.8 million, reflecting $9.9 million funded through June 30, 2026.

Inputs to the Black-Scholes valuation model include the following assumptions:

Dividend yield	0%
Expected volatility	230 - 230%
Risk- free interest rate	4.13 - 4.23%
Expected term	5.42 Years
Stock price	$0.35
Note 12 - Notes Payable, Net
The Company’s Notes Payable, Net as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
15% notes payable	$31,829	$31,829
13% notes payable	815	815
12% notes payable	510	510
Others	2,422	2,522
Notes payable with Stewards International Funds PCC	9,900	3,000
Total face value of long-term notes payable	45,476	38,676
Unamortized discount and debt issuance costs	(4,093)	(1,334)
Less current portion	(2,622)	(2,722)
Notes payable, long-term	$38,761	$34,620
From time to time, the Company enters into secured promissory note agreements with various parties. The proceeds from these arrangements are used primarily to support the Company’s short-term trade finance operations and general working capital needs. The secured promissory notes are collateralized by advance receivables of the Company. The terms and conditions of each note may vary depending on the nature of the transaction and the counterparties involved.

Future minimum principal payments as of June 30, 2026, are as follows (in thousands):

2026 - remainder	$2,622
2027	—
2028	32,954
2029	—
2030	9,900
$45,476

Note 13 - Mortgage Loans
Plantation Mortgage Loan

In March 2026, in connection with the Plantation acquisition, the Company entered into a mortgage loan agreement for an aggregate principal amount of $4.0 million, which bears interest at a rate of 12.00% per annum and matures on March 11, 2029 (the "Plantation Mortgage Loan").

The Plantation Mortgage Loan requires monthly interest-only payments of $40 thousand, which commenced in April 2026, with the entire outstanding principal balance due at maturity. The loan may be prepaid at any time without penalty. The Plantation Mortgage Loan is secured by a first-priority mortgage lien on the acquired commercial property and contains customary covenants and default provisions.

Block 40 Mortgage Loan

In July 2025, in connection with the Block 40 acquisition, the Company assumed a mortgage loan for an aggregate principal amount of $84 million, which bears interest based upon the Secured Overnight Financing Rate (“SOFR”) plus a spread of 3.00% per annum and was scheduled to mature on June 1, 2026, with an option to extend one year, subject to certain conditions (the "Block 40 Mortgage Loan").

The Block 40 Mortgage Loan required variably monthly interest-only payments, with the entire outstanding principal balance due at maturity. The Block 40 Mortgage Loan was secured by a first-priority mortgage lien on the acquired commercial property and contains customary covenants and default provisions.

As of June 30, 2026, the Block 40 Mortgage Loan had an outstanding balance of $73.6 million and there was no outstanding accrued interest. The effective interest rate for the Block 40 Mortgage Loan was 6.86%.

On July 24, 2026, the Company refinanced the Block 40 Mortgage Loan that had reached its stated maturity date of June 1, 2026, by entering into a new credit facility with VMC CRE Master Lending Upper REIT LLC, consisting of a $69.0 million fully drawn senior mortgage loan (the "Senior Mortgage Loan") and a separate $10.0 million mezzanine loan at Block 40 Holdco LLC (the "Mezzanine Loan") (together, the Senior Mortgage Loan and the Mezzanine Loan are referred to herein as the "Block 40 Facility"). The proceeds from the Block 40 Facility were used to fully satisfy and retire the Block 40 Mortgage Loan.

The Mezzanine Loan was made to Block 40 Holdco LLC by 1818 Mezz Lender LLC under a mezzanine loan agreement dated July 24, 2026, and is secured by a pledge of the direct and indirect equity interests in Block 40 Property, LLC, the borrower under the Senior Mortgage Loan. The relative rights and remedies of the senior lender and the mezzanine lender are governed by an intercreditor agreement dated July 24, 2026. The Mezzanine Loan bears interest at one-month Term SOFR plus 12.00% per annum, subject to an all-in floor of 14.50% per annum (the margin reduces to 10.50% and the floor to 14.00% upon the Company making a specified reserve deposit), requires monthly interest-only payments commencing in September 2026, and matures in August 2028. The Mezzanine Loan is included in all global financial covenant tests under the Block 40 Facility.

The Senior Mortgage Loan bears interest at Term SOFR plus a spread of 3.50%, subject to an all-in floor rate of 7.00% per annum, which spread steps down to 3.00% and floor rate to 6.50% from and after the date the Company makes the replenishment deposit required under the loan agreement, and matures in August 2028, with three successive one-year extension options exercisable at the Company's option.

The Senior Mortgage Loan requires variable monthly interest-only payments, scheduled to commence in September 2026, with the entire outstanding principal balance due at maturity. The Senior Mortgage Loan is secured by a first-priority mortgage lien on the underlying real estate, features a lender-controlled cash sweep mechanism starting from day one, and is supported by a $19.8 million capped payment guaranty plus a carry guaranty. The Mezzanine Loan is included in all global financial covenant tests under the credit facility.

In accordance with ASC 470, since the Block 40 Mortgage Loan was successfully refinanced on a long-term basis prior to the issuance of these financial statements, the outstanding balance has been classified as non-current within the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026.

Accordingly, the future principal maturities table below reflects the extended payment schedule under the modified terms of the refinancing agreement and is as follows as of June 30, 2026 (in thousands):

2028	$73,625
2029	4,000
$77,625
Interest Rate Cap

The Company previously had an interest rate cap related to the SOFR-based floating-rate senior mortgage assumed in connection with the July 2025 acquisition of Block 40, LLC and related entities. That cap, which limited the base-rate component of the mortgage loan to 4.0% per annum, expired on June 1, 2026.

Subsequent to June 30, 2026, on July 24, 2026, the Company, through Block 40 Property, LLC and Block 40 Holdco LLC, entered into two interest rate cap agreements with Goldman Sachs Bank USA. The caps have an aggregate notional amount of $79.0 million, limit one-month CME Term SOFR to 4.5%, and terminate on August 7, 2028. The aggregate stated premium was $360 thousand. The caps meet the definition of derivatives under ASC 815, Derivatives and Hedging, and will be recognized separately and measured at fair value at each reporting date after their effective date. Because the caps were entered into after June 30, 2026, they were not recognized in the accompanying unaudited condensed consolidated balance sheets as of that date.
Note 14 - Commitments and Contingencies
Legal Proceedings
During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.

The Company has been involved in various legal proceedings arising in the ordinary course of business, primarily related to consumer protection claims. As of the reporting date, substantially all matters have been dismissed or resolved without liability to the Company. The Company's subsidiary, Block 40 Property LLC, is a defendant in a construction-lien action filed in May 2026 by a terminated contractor seeking to foreclose on a recorded lien of $357 thousand and to recover an additional $56 thousand of claimed retainage, together with related breach-of-contract claims. The Company disputes the claims and intends to defend the matter. Given the early stage of the proceedings, the Company is unable to estimate a range of possible losses and does not consider such to be probable; accordingly, no accrual has been recorded. The Company will continue to monitor the matter.
Note 15 - Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Convertible preferred stock and common warrants are considered potential common shares and are included in the computation of diluted net loss per share using the if-converted method and treasury stock method, respectively, when their effect is dilutive.

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net loss attributed to common stockholders - basic and diluted	$(7,931)	$(2,417)	$(14,285)	$(4,330)
Denominator:
Weighted average shares of common stock - basic and diluted	209,124	112,639	208,881	106,509
Net loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.04)
The financial instruments that could potentially dilute basic net loss per share in the future and that have been excluded from the computation of diluted net loss per share (because including them would have had an anti-dilutive effect) were as follows:

	Three and Six Months Ended
	June 30, 2026	June 30, 2025
Convertible preferred stock	81,250,000	69,020,000
Common stock warrants	16,928,348	8,400,000
Total	98,178,348	77,420,000
Note 16 - Income Taxes
The Company did not record an income tax provision for the six months ended June 30, 2026 and 2025. We maintain a 100% valuation allowance on total deferred tax assets. Management believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate is expected to remain at —% because there are currently no estimated annual effective tax rate adjustments or discrete items that would affect the tax provision.
Note 17 – Redeemable Nonparticipating Noncontrolling Interest and Nonparticipating Noncontrolling Interest
Block 40 Class B Preferred Units
Pursuant to the Company’s acquisition of the membership interests in the Block 40 Entities, the Company assumed the obligations associated with the EB-5 investors in Block 40, LLC. From September 15, 2015 through May 31, 2024, Block 40, LLC issued Class B Preferred Units through six offerings raising $46.0 million, by issuing 88 Class B Preferred Units to investors. The investments were structured to qualify the investors for the EB-5 Employment Creation Visa (“EB-5 Visa”). The EB-5 Visa provides a method for foreign nationals who invest capital and thereby support the creation of jobs in the United States to obtain lawful permanent resident status in the United States (commonly referred to as a “Green Card)”. The proceeds from the issuance of the Class B Preferred Units were then used by Block 40 for the construction and development of the Block 40 property located in Hollywood, Broward County, Florida. Each Class B Preferred Unit is entitled to a cumulative annual rate of preferred return, the payment of which is contingent on available distributable cash and is not guaranteed. In addition, the Class B Preferred Units are non-participating and, accordingly, do not share in the net income or net loss of Block 40, LLC or the Company.

During October and December 2025, the Company entered into share exchange agreements with certain EB-5 investors to acquire their Class B Preferred Units in Block 40, LLC. Under the agreements, the Company issued a number of shares of its common stock equal to (i) the Investor’s remaining unrecovered Class B capital amount plus (ii) the accrued but unpaid Class B preferred return through the closing date, divided by $0.76. The twenty-five investors holding Class B Preferred participated in the share exchange agreements, representing $16.1 million of total equity. In connection with these exchanges, the Company issued 21,129,000 shares of common stock.

On June 30, 2026, the Company entered into share exchange agreements with two additional EB-5 investors to acquire their Class B Preferred Units in Block 40, LLC. The interests were valued at $1.04 million, consisting of $1.0 million of unreturned Class B capital and $43 thousand of accrued but unpaid Class B preferred return. In consideration, the Company issued 1,372,811 shares of restricted common stock (interest value divided by $0.76). Consistent with the prior exchanges, and because the Company already controlled Block 40, LLC, the transaction was accounted for as an equity transaction under ASC 810-10-45-23; no gain or loss was recognized, and the excess of the consideration over the carrying amount of the noncontrolling interest acquired was recorded as a reduction of additional paid-in capital.

As of June 30, 2026, the investors in Class B Preferred Units held by investors whose Form I‑526 petitions have been approved are not subject to redemption outside the Company’s control and are thus classified as permanent equity. On the other hand, investors whose I-526 petitions remain pending hold $8.46 million remain subject to redemption in the event of a USCIS denial and will accordingly be classified as mezzanine equity. Pursuant to ASC 480-10-S99-3A(24), management evaluated all cash redemption features that are outside the Company’s control (redemption upon USCIS denial of a holder’s Form I-526) and concluded that redemption is not probable as management is not aware of any USCIS denials and does not consider such denials probable. Accordingly, no accretion to redemption value has been recognized as of June 30, 2026. The Company will reassess these conditions each reporting period and will accrete to the redemption amount prospectively if redemption becomes probable or the Units become currently redeemable.
Note 18 - Stockholders’ Equity
Common Stock
On January 22, 2026, the Company issued 2,000,000 shares of its common stock to Robinpaws LLC pursuant to an asset purchase agreement originally entered into in December 2023, in connection with the acquisition of certain operating assets related to a proprietary funding and call center platform. The issuance was approved by the Company’s Board of Directors, the shares were issued as restricted securities, and the consideration for the issuance was deemed fully paid and non-assessable based on the agreed acquisition value set forth in the underlying asset purchase agreement.

During the six months ended June 30, 2026, the Company issued shares of restricted common stock in a private placement at a purchase price of $3.00 per share, raising aggregate gross proceeds of $1.98 million through subscriptions received during May and June 2026. The shares were recorded at par value of $0.0001 per share, with the balance recorded to additional paid-in capital. Additional subscriptions of $50 thousand were received in July 2026.

On June 30, 2026, the Company issued 1,372,811 shares of restricted common stock to two exiting EB-5 investors in exchange for their Class B Preferred Units in Block 40, LLC, valued at $1.04 million in the aggregate and exchanged at $0.76 per share. The issuance was authorized by written consent of the Board of Directors effective as of June 30, 2026 and executed on July 7, 2026. See Note 17, Redeemable Nonparticipating Noncontrolling Interest and Nonparticipating Noncontrolling Interest.

Series A Preferred Stock
As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 71,250,000 shares of Series A Preferred Stock, all of which were issued and outstanding.
The following is a description of the material rights of the Company’s Series A Preferred Stock:

Voting - The holders of Series A Preferred Stock vote together with the holders of common stock and any other class or series of stock entitled to vote thereon as a single class on an as-converted basis.

Dividend - Each holder is entitled to receive an annual dividend of six percent (6%) of the Stated Value times the number of Preferred Shares held by such holder payable on a quarterly basis beginning at the end of the Company’s fiscal quarter following the original issue date. Dividends on the Preferred Shares are payable, at the Company’s option, in (a) cash or (b) shares of the Company’s common stock, or a combination thereof.

Liquidation Preference – Each holder receives, before Junior Stock (which includes Common Stock and Series C Preferred Stock), an amount per preferred share equal to what they would receive if they converted to Common Stock immediately prior to the liquidation payment

Conversion Rights - After twenty-four months, each share of Series A Preferred Stock may be converted into shares of common stock, the number of which is determined according to the following formula, subject to adjustments for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events. Each Series A Preferred Stock converts at a “Conversion Rate” equal to Conversion Amount / Conversion Price.
In connection with any conversion, each holder of Series A Preferred Stock is subject to a beneficial ownership limitation of 9.99% of our outstanding common stock.

Redemption - The Company may, in its sole discretion, elect to redeem all or a portion of the outstanding Preferred Shares at the Redemption Amount. The “Redemption Amount” equals the Stated Value. If the Company does not redeem all of the outstanding Preferred Shares, but instead opts for a partial redemption, it must be done in at least $250 increments, and for every $250 redeemed, the Company will issue to the holder a warrant to purchase 1,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

Series B Preferred Stock

On August 25, 2025, the Board of Directors and shareholders of the Company approved the creation of Series B Preferred Stock.

Also on August 25, 2025, the Company entered into a Conversion Agreement with Forfront, LLC, an affiliate of the Company, for it to convert 10,000,000 shares of Series A Preferred Stock into 10,000,000 shares of the newly created Series B Preferred Stock. The conversion was treated as preferred stock extinguishment where the fair value of Series B preferred stock was recognized and the carrying value of Series A Preferred Stock was derecognized with the difference of $700 treated as a deemed dividend recorded in accumulated deficit.

Finally, on August 25, 2025, the Company entered into a Voting Agreement with Forfront, LLC, the sole holder of the Series B Preferred Stock, in which Forfront agreed to vote its shares of Series B Preferred Stock in accordance with the direction of a majority vote of the Company’s three founders, which includes Vincent Napolitano, Shaun Quin and Glen Steward, with the Company’s President receiving an irrevocable proxy to vote the shares. The term of the irrevocable proxy under the Voting Agreement terminates upon the earlier of (i) a period of fifteen (15) years from August 25, 2025, with the ability to extend; (ii) mutual written agreement of the parties to terminate the Voting Agreement; (iii) when there are no shares of Series B Preferred Stock outstanding; or (iv) the dissolution or liquidation of the Company.

The conversion to Series B Preferred Stock and the Voting Agreement are part of a strategic initiative to streamline the Company’s capital structure, enhance governance control during a critical phase involving corporate rebranding, and align leadership with long-term objectives without diluting economic interests of non-affiliate shareholders. The Board determined this related-party transaction to be fair under Nevada law and ratified it by majority voting power.

The following is a description of the material rights of the Company’s Series B preferred stock:

Voting - The Series B Preferred Stock shall vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on a 50-for-one basis.

Conversion - The Series B Preferred Stock shall be convertible, at the option of the holder thereof, at any time after five years from the date of issuance of such share, at the office of the Company or any transfer agent for such stock, into such number of fully paid and non-assessable shares of common stock on a one-to-one basis.

Dividend - The holders of shares of Series B Preferred Stock shall not be entitled to receive any dividends.

Liquidation Preference - The Series B Preferred Stock shall not have any value in the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary.

Series C Preferred Stock

On May 9, 2025, pursuant to Certificate of Designation for the Series C Preferred Stock, 18,750,000 Series C Preferred Stocks were converted into 18,750,000 shares of common stock at par value $0.0001 of Stewards, Inc.

On August 25, 2025, the Company filed a withdrawal to the Certificate of Designation, as amended, for the Series C Preferred Stock.

Common Warrants and Prefunded Warrants

On September 9, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain purchasers (the “Purchasers”) for the sale of the Company’s securities and, in connection therewith, entered into a registration rights agreement with the Purchasers.

In an initial closing on December 12, 2024 (the “Initial Closing”), the Company issued 8,000,000 common units (the “Common Units”). Each Common Unit consisted of (i) one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), (ii) one common warrant to purchase one share of Common Stock (the “Common Warrant”), and (iii) one pre-funded warrant to purchase 3/200th of a share of Common Stock (the “Pre-funded Warrant”). The Common Units were sold at a purchase price of $0.25 per share of Common Stock. Gross proceeds from the Initial Closing were approximately $2.0 million, before placement agent fees and expenses and other offering costs of $208 thousand. These proceeds have been allocated between the Common Stock, Common Warrant and Pre-funded Warrant issued as part of the offerings.

In a second closing on August 14, 2025 (the “Second Closing”), the Company issued 1,750,000 Common Units on substantially the same terms as the Initial Closing. The Common Units were sold at a purchase price of $0.25 per share of Common Stock. The Common Warrants have a five-year term and an exercise price of $0.40 per share, and the Pre-funded Warrants have an exercise price of $0.0001 per share. Gross proceeds from the Second Closing were approximately $438 thousand, before placement agent fees and expenses and other offering costs of $51 thousand. These proceeds have been allocated between the Common Stock, Common Warrant and Pre-funded Warrant issued as part of the offerings.

On June 4, 2025, the Company issued 487,500 shares of common stock and common warrants to the Purchasers in connection with an amendment to the registration rights agreement. The fair value of the instruments issued was $329 thousand, which the Company recognized as expense during the year ended December 31, 2025.

On December 12, 2025, the Company issued an additional 146,250 Pre-Funded Warrants as a delay payment in accordance with the Registration Rights Agreement with the investors.

The Common Warrants have an exercise price of $0.40 per share and are exercisable from the date of issuance for a term of five years. As of December 31, 2025, there were 10,237,500 Common Warrants outstanding.

The Pre-Funded Warrants have a nominal exercise price of $0.0001 per warrant share and are exercisable such that one-sixth (1/6) of the warrant shares becomes exercisable on or after the date that is six months from the issuance date, with an additional one-sixth (1/6) becoming exercisable each month thereafter. The warrants remain exercisable during this exercise period until the earlier of (i) the warrants being exercised in full or (ii) the Company’s common stock being uplisted, which earlier event serves as the termination date after which the warrants are no longer exercisable. As of June 30, 2026 and December 31, 2025 there were 10,237,500 Common Warrants and 292,500 Pre-Funded Warrants outstanding, respectively, with no warrant issuances, exercises or expirations during the six months ended June 30, 2026.

Both the Common Warrants and Prefunded Warrants are equity-classified. The fair values at issuance date were determined using Black-Scholes model, based on the following assumptions at the time of issuance:

Dividend yield	0%
Expected volatility	75%
Risk-free interest rate	3.93-4.33%
Expected term	4.25-5 Years

Restricted Stock Units

On May 8, 2026 (the “Grant Date”), the Company granted an aggregate of 135,000 restricted stock units (“RSUs”) under its 2024 Incentive Plan to its three non-employee directors (45,000 RSUs to each director). Each RSU entitles the holder to receive one share of the Company’s common stock upon vesting. The RSUs cliff-vest 100% on the first anniversary of the Grant Date (May 8, 2027), subject to the director’s continued service on the Board of Directors through that date. These RSUs were the only share-based payment awards granted, outstanding, or modified during the six months ended June 30, 2026.

The Compensation Committee of the Board of Directors determined the grant-date fair value of the RSUs to be $3.00 per share, resulting in an aggregate grant-date fair value of $405 thousand. Because the Company’s common stock is thinly traded, quoted market prices were determined not to be a reliable indicator of fair value. Accordingly, the Company measured the awards using the pending acquisition price of $3.00 per share, which management and the Compensation Committee determined to be the most reliable indicator of the fair value of the Company’s common stock at the Grant Date.

The Company recognizes stock-based compensation expense on a straight-line basis over the one-year requisite service period. For each of the three and six months ended June 30, 2026, the Company recognized $59 thousand of stock-based compensation expense related to these RSUs, which is included in general and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2026, there was $346 thousand of unrecognized stock-based compensation cost related to these unvested RSUs, which the Company expects to recognize over a weighted-average remaining period of approximately 0.85 years. The Company accounts for forfeitures of share-based awards as they occur.

The following table summarizes RSU activity for the six months ended June 30, 2026:

	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested, beginning of period	—	$—
Granted	135,000	3.00
Vested	—	—
Forfeited	—	—
Nonvested end of period	135,000	$3.00

Note 19 - Segment Information
Operating segments are defined as components of an entity for which separate discrete financial information is available and is regularly reviewed by the chief operating decision maker (the "CODM"), which is the Company's Chief Executive Officer. The CODM evaluates, oversees, and manages the Company’s operations and financial performance through two reportable segments that are organized primarily by type of business activity. Specifically, the segments include: Financing Solutions and Real Estate Operations.

The Financing Solutions segment focuses on providing alternative financing solutions to small and medium-sized businesses across the United States. In July 2025, the Company expanded into real estate operations through the acquisition of Block 40; these operations constitute the Real Estate Operations segment and are located entirely in the United States

While the Company operates across multiple customer types and geographic locations, the CODM regularly receives and reviews discrete financial information disaggregated by these segments, which is used as the basis for evaluating performance and allocating resources.

The CODM does not review expense items at a level lower than those presented in the tables below. The following tables present certain financial information related to our reportable segments (in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Financing Solutions	Real Estate Operations	Total	Financing Solutions	Real Estate Operations	Total
Revenue	$1,069	$2,399	$3,468	$2,539	$4,783	$7,322
Significant segment-level expenses:
Cost of revenue	197	1,476	1,673	471	2,782	3,253
General and administrative expenses	1,502	1,485	2,987	2,860	2,882	5,742
Provision for credit losses	(51)	—	(51)	251	—	251
Depreciation and amortization	78	1,850	1,928	139	4,181	4,320
Professional fees	176	725	901	599	1,325	1,924
Loss from operations	$(833)	$(3,137)	$(3,970)	(1,781)	(6,387)	(8,168)

	As of June 30, 2026
	Financing Solutions	Real Estate Operations	Total
CURRENT ASSETS
Cash, cash equivalents	$464	$632	$1,096
Restricted cash	10	3,705	3,715
Advance receivables, net	4,940	8	4,948
Prepaid expense	87	641	728
Loan commitment asset	3,719	—	3,719
Due from related parties	60	4	64
Note receivable	1,706	—	1,706
Other current assets	81	468	549
Total current assets	11,067	5,458	16,525

Fixed assets, net	113	153,954	154,067
Operating lease right-of-use asset	18	—	18
Intangible assets, net	412	573	985
Goodwill	1,219	—	1,219
Other assets	1,118	44	1,162
TOTAL ASSETS	$13,947	$160,029	$173,976

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Financing Solutions	Real Estate Operations	Total	Financing Solutions	Real Estate Operations	Total
Revenue	$3,315	$—	$3,315	$6,680	$—	$6,680
Significant segment-level expenses:
Cost of revenue	722	—	722	1,376	—	1,376
General and administrative expenses	2,097	—	2,097	4,058	—	4,058
Provision for credit losses	481	—	481	1,047	—	1,047
Depreciation and amortization	61	—	61	123	—	123
Professional fees	753	—	753	1,327	—	1,327
Loss from operations	$(799)	$—	$(799)	(1,251)		(1,251)

	As of December 31, 2025
	Financing Solutions	Real Estate Operations	Total
CURRENT ASSETS
Cash, cash equivalents	$4,165	$739	$4,904
Restricted cash	—	3,274	3,274
Advance receivables, net	7,229	8	7,237
Prepaid expense	141	375	516
Loan commitment asset	6,710	—	6,710
Due from related parties	40	99	139
Other current assets	50	617	667
Total current assets	18,335	5,112	23,447

Fixed assets, net	118	150,874	150,992
Operating lease right-of-use asset	46	—	46
Intangible assets, net	510	1,998	2,508
Goodwill	1,219	—	1,219
Other assets	150	1	151
TOTAL ASSETS	$20,378	$157,985	$178,363
Note 20 - Subsequent Events

On July 14, 2026, the Company’s registration statement on Form S-1 became effective with the SEC.

Mortgage Loan Related Transactions

As discussed in Note 13, "Mortgage Loans," on July 24, 2026, the Company refinanced the Block 40 Mortgage Loan by entering into the Block 40 Facility, consisting of a $69.0 million Senior Mortgage Loan and a separate $10.0 million Mezzanine Loan. The proceeds from the Block 40 Facility were used to fully satisfy and retire the Block 40 Mortgage Loan.

Additionally, on July 24, 2026, the Company, through Block 40 Property, LLC and Block 40 Holdco LLC, entered into two interest rate cap agreements with Goldman Sachs Bank USA. The caps have an aggregate notional amount of $79.0 million, limit one-month CME Term SOFR to 4.5%, and terminate on August 7, 2028. The aggregate stated premium was $360 thousand. The caps meet the definition of derivatives under ASC 815, Derivatives and Hedging, and will be recognized separately and measured at fair value at each reporting date after their effective date.

Equity Related Transactions

As discussed in Note 18, "Stockholders' Equity," subsequent to June 30, 2026, the Company received additional subscriptions of $50 thousand under the private placement, resulting in the issuance of approximately 16,666 shares of common stock at a price of $3.00 per share. As a result, the Company had 211,149,963 shares of common stock outstanding as of August 12, 2026.

On July 16, 2026, the Company’s Board of Directors approved, by written consent, a reverse stock split of the Company’s common stock at a ratio of not less than one-for-two and not more than one-for-five, with the exact ratio and timing to be determined at the discretion of the Board. The reverse stock split had not been effected as of the date of issuance of these interim financial statements.

On July 27, 2026, the Company issued secured convertible promissory notes with an aggregate principal amount of $5.0 million to three accredited investor purchasers, together with warrants to purchase 1,666,665 shares of common stock. The notes bear interest at 15% per annum, mature 180 days after issuance and, unless earlier prepaid, automatically convert at maturity, together with accrued interest, into common stock at $3.00 per share. The warrants are exercisable at $3.00 per share and expire on July 27, 2031. The proceeds were intended to fund the HOPCo promissory note, as further described below, and for general corporate purposes.

Additionally, on July 27, 2026, HOPCo Intermediate Holdings II, Inc. issued a convertible promissory note to the Company providing for advances of up to $25.0 million. At least $5.0 million was funded at closing, with the remaining amount required to be funded on or before August 31, 2026. The note bears interest at 8% per annum, paid in kind, and matures on July 27, 2031. If a qualifying equity investment of at least $205.0 million is not completed on or before October 31, 2026, the note will automatically convert into Class A2 units of HOPCo Group Holdings, L.P. Because these transactions occurred subsequent to June 30, 2026, no related amounts were recognized in the accompanying interim financial statements.

On July 24, 2026, subsequent to the balance-sheet date, Glen Steward, Chairman of the Board and director of the Company, advanced $0.5 million to the Company to support its near-term liquidity and working-capital needs. The advance was subsequently memorialized by an unsecured convertible promissory note bearing simple interest at 8% per annum from the funding date, calculated on an actual/365 basis. The note provides for no default interest or increase in the interest rate upon default, and no warrants or other separate equity rights were issued. Subject to the terms of the note, the outstanding principal and accrued interest will automatically convert into shares of the Company’s common stock on January 20, 2027, at a conversion price of $3.00 per share. Assuming conversion occurs on that date, the estimated conversion amount is $519,726, representing approximately 173,242 whole shares of common stock, with cash payable in lieu of any fractional share. Because Mr. Steward is a director, the advance constitutes a related-party transaction. Following the funding date, the disinterested directors approved and ratified the advance and the related transaction documents on August 12, 2026. Because the transaction arose after June 30, 2026, no amounts related to the advance were recognized in the Company’s condensed financial statements as of or for the three and six months ended June 30, 2026.

Related-Party Note Amendment

On August 5, 2026, the Company entered into Amendment No. 1 to the Promissory Note dated June 1, 2023, with FAVO Holdings, LLC (a related party owned 65% by Vincent Napolitano and 35% by the Company’s Chief Executive Officer and director). The final principal installment of $1.6 million, previously due May 31, 2026, was extended to September 1, 2026. From and after June 1, 2026, the outstanding principal bears simple interest at 10% per annum (aggregating $40,000 through the new maturity date). The 15% default interest rate was waived solely for the extension period; if the installment and accrued interest are not paid in full on September 1, 2026, the 15% default rate will be reinstated. The amendment was approved by the disinterested members of the Board after the Chief Executive Officer recused himself.

Financing Commitment

On August 13, 2026, Stewards (International) Limited, acting as the CIS manager of Stewards International Funds PCC for its Stewards Private Credit Fund, executed a letter confirming a commitment to provide the Company with at least $24.0 million of funding over the following twelve months. The funding is expected to be provided through existing and new financing arrangements in monthly funding rounds averaging approximately $2.0 million. This commitment represents a nonrecognized subsequent event, and no amounts related to the commitment were recorded as of June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These and other factors should be considered carefully, including those set forth under the heading “Risk Factors” in this Quarterly Report on Form 10-Q, and readers should not place undue reliance on our forward-looking statements. Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

EXECUTIVE SUMMARY

We are a diversified financial platform focused on private credit, income-producing real estate, technology-enabled financial infrastructure, and strategic investments. We seek to create long-term value through disciplined capital allocation, responsible stewardship, and strategic growth initiatives.

Private Credit and Income Producing Real Estate

We maintain two complementary business platforms: Private Credit and Real Estate. Our strategy is to provide alternative financing solutions to small and medium-sized businesses (SMBs) underserved by traditional lenders, while also building a portfolio of income-producing and value-enhancing real estate assets. Together, these businesses are designed to broaden our revenue base, strengthen the balance sheet with tangible assets, and support long-term, capital-efficient growth.

We allocate capital across our Private Credit and Real Estate businesses based on liquidity needs, portfolio quality, debt-service requirements, working-capital demands and strategic opportunities. From time to time this allocation process may result in a reduction or temporary suspension of new Direct Funding originations.

The Private Credit Division provides revenue-based funding and related financing products to SMBs nationwide. In most cases the SMBs that apply to the Company for financing have average monthly revenues of below $500,000. Since 2020, we have originated more than $153 million in funding and supported over 10,000 businesses across the United States.

The Real Estate Division, launched in 2025, targets strategic investments in residential, mixed-use, and commercial properties designed to generate stable rental income and have the potential for long-term value appreciation. These real estate holdings improve our overall capital efficiency by anchoring the balance sheet with durable, income-producing assets, lowering our blended cost of capital, and providing recurring cash flows that enhance liquidity management.

While each division operates independently, they are designed to complement one another. The real estate business provides steady, long-term income and strengthens overall financial stability, while the private credit business offers faster-turnover funding with attractive near-term returns. Together, they create a balanced model in which real estate adds stability and efficiency, private credit drives growth, and digital-asset infrastructure provides additional flexibility and modernization of the Company’s capital management strategy.

Technology-Enabled Infrastructure and Strategic Investments

As part of our broader strategic plan, we are pursuing a measured integration of digital-asset technologies across both business segments on a contingent and conditional basis only. Through partnerships with established financial-technology providers, currently limited to the Dolomite Foundation, the Company is developing frameworks for the use of digital payment instruments in its Private Credit operations and evaluating opportunities for tokenization within its Real Estate platform, which consists of the ownership and management of income-producing commercial real estate assets. These initiatives are intended to improve operational transparency, reduce transaction costs, and expand financing optionality within existing regulatory and accounting standards.

As of the date of this Quarterly Report, these digital asset initiatives are not deployed in our live business operations and we do not currently conduct transactions, custody assets, or generate revenues through blockchain based or tokenized instruments. We currently estimate that any potential implementation, if any, could occur within a preliminary internal planning horizon of approximately 24 to 36 months. Any such implementation remains subject to a number of factors, including evolving regulatory requirements, accounting and audit considerations, the design and testing of appropriate internal controls and compliance procedures, technology partner readiness, cybersecurity and operational risk management, and market acceptance. There can be no assurance that these initiatives will be implemented within this or any other timeframe, or at all.

RECENT DEVELOPMENTS

Registration Statement Effectiveness

On July 14, 2026, the Company’s registration statement on Form S-1 (File No. 333-291586) became effective with the Securities and Exchange Commission.

Note Receivable

During the three months ended June 30, 2026, we received five promissory notes with an aggregate principal of $1,690,000, including a $100 thousand note evidencing Envy Development DE, LLC’s ("Envy") obligation to reimburse the Company for a financing cost paid on Envy’s behalf. The notes bear interest at 8% per annum and generally mature 90 days after issuance. The notes were issued in connection with non-binding letters of intent concerning potential real estate transactions. Certain note balances may be applied against the applicable purchase price if a transaction closes; however, the $100 thousand Envy reimbursement note would be cancelled without a purchase-price credit. Otherwise, the notes are repayable in cash. No definitive purchase agreements or binding acquisition obligations existed, and neither acquisition was considered probable as of June 30, 2026.

Long-Term Debt

Mortgage Loans

On July 24, 2026, we refinanced the Block 40 Mortgage Loan by entering into a new credit facility, with an unrelated third party, consisting of a $69.0 million fully drawn senior mortgage loan (the "Senior Mortgage Loan") and a separate $10.0 million mezzanine loan (the "Mezzanine Loan") (together, the Senior Mortgage Loan and the Mezzanine Loan are referred to herein as the "Block 40 Facility"). The proceeds from the Block 40 Facility were used to fully satisfy and retire the Block 40 Mortgage Loan.

The Senior Mortgage Loan bears interest at Term SOFR plus a spread of 3.50%, subject to an all-in floor rate of 7.00% per annum and matures in August 2028, with three successive one-year extension options, subject to certain conditions.

The Senior Mortgage Loan requires variable monthly interest-only payments, scheduled to commence in September 2026, with the entire outstanding principal balance due at maturity. The Senior Mortgage Loan is secured by a first-priority mortgage lien on the underlying real estate, features a lender-controlled cash sweep mechanism starting from day one, and is supported by a $19.75 million capped payment guaranty plus a carry guaranty. The Mezzanine Loan is included in all global financial covenant tests under the credit facility.

Additionally, on July 24, 2026, through Block 40 Property, LLC and Block 40 Holdco LLC, we entered into two interest rate cap agreements with Goldman Sachs Bank USA. The caps have an aggregate notional amount of $79.0 million, limit one-month CME Term SOFR to 4.5%, and terminate on August 7, 2028. The aggregate stated premium was $360 thousand. The caps meet the definition of derivatives under ASC 815, Derivatives and Hedging, and will be recognized separately and measured at fair value at each reporting date after their effective date.

Convertible Promissory Notes

On July 27, 2026, we issued secured convertible promissory notes with an aggregate principal amount of $5.0 million to three accredited investor purchasers, together with warrants to purchase 1,666,665 shares of common stock. The notes bear interest at 15% per annum, mature 180 days after issuance and, unless earlier prepaid, automatically convert at maturity, together with accrued interest, into common stock at $3.00 per share. The warrants are exercisable at $3.00 per share and expire on July 27, 2031. The proceeds were intended to fund the HOPCo promissory note, as further described below, and for general corporate purposes.

Additionally, on July 27, 2026, HOPCo Intermediate Holdings II, Inc. issued a convertible promissory note to the Company providing for advances of up to $25.0 million. At least $5.0 million was funded at closing, with the remaining amount required to be funded on or before August 31, 2026. The note bears interest at 8% per annum, paid in kind, and matures on July 27, 2031. If a qualifying equity investment of at least $205.0 million is not completed on or before October 31, 2026, the note will automatically convert into Class A2 units of HOPCo Group Holdings, L.P. Because these transactions occurred subsequent to June 30, 2026, no related amounts were recognized in the accompanying interim financial statements.

Related-Party Note Amendment

On August 5, 2026, the Company entered into Amendment No. 1 to the Promissory Note dated June 1, 2023, with FAVO Holdings, LLC (a related party owned 65% by Vincent Napolitano and 35% by the Company’s Chief Executive Officer and director). The final principal installment of $1.6 million, previously due May 31, 2026, was extended to September 1, 2026. From and after June 1, 2026, the outstanding principal bears simple interest at 10% per annum (aggregating $40,000 through the new maturity date). The 15% default interest rate was waived solely for the extension period; if the installment and accrued interest are not paid in full on September 1, 2026, the 15% default rate will be reinstated. The amendment was approved by the disinterested members of the Board after the Chief Executive Officer recused himself.

Other Transactions

On July 16, 2026, the Company’s Board of Directors approved, by written consent, a reverse stock split of the Company’s common stock at a ratio of not less than one-for-two and not more than one-for-five, with the exact ratio and timing to be determined at the discretion of the Board. The reverse stock split had not been effected as of the date of issuance of these interim financial statements.

On August 10, 2026, the Board of Directors approved a non-binding supplemental offer to acquire the Class B Preferred Units in Block 40, LLC still held by the EB-5 investors who did not participate in the Company’s prior exchanges, in exchange for restricted shares of common stock equal to each investor’s verified original principal EB-5 investment divided by $3.00 per share. The offer is open for acceptance until August 31, 2026, and each closing is subject to due diligence, execution of a definitive purchase agreement and verification of EB-5 compliance. Consistent with the Company’s prior Class B exchanges, any interests acquired will be accounted for as equity transactions, with no gain or loss recognized. Glen Steward, the Chairman of the Board, holds a $0.7 million EB-5 investment in Block 40 and may participate in the offer; he disclosed his interest and abstained from the Board’s approval. As of the date these financial statements were issued, no definitive agreements had been executed and no shares had been issued under the offer.

On August 13, 2026, subsequent to June 30, 2026, Stewards (International) Limited, acting as the CIS manager of Stewards International Funds PCC for its Stewards Private Credit Fund, executed a letter confirming a commitment to provide the Company with at least $24.0 million of funding over the following twelve months. The funding is expected to be provided through existing and new financing arrangements in monthly funding rounds averaging approximately $2.0 million. This commitment represents a nonrecognized subsequent event, and no amounts related to the commitment were recorded as of June 30, 2026.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30 2026 AND 2025

Revenue

Revenue was comprised of the following during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Net Change		Six Months Ended June 30,		Net Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Financing Solutions	$1,069	$3,315	$(2,246)	(68)%	$2,539	$6,680	$(4,141)	(62)%
Real Estate Operations	2,399	—	2,399	*	4,783	—	4,783	*
Total Revenue	$3,468	$3,315	$153	5%	$7,322	$6,680	$642	10%
*Represents an increase or decrease in excess of 100%.

During the three and six months ended June 30, 2026 and 2025, total revenue increased primarily due to the rental property income as a result of the expansion into the real estate segment. This increase was partially offset by a decrease from financing and brokerage activities primarily driven by lower MCA origination volumes and reduced deployment activity as we focused on portfolio quality, liquidity management, and integration of our real estate operations.

Cost of Revenue

Cost of revenues was comprised of the following during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Net Change		Six Months Ended June 30,		Net Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Financing and brokerage	$197	$722	$(525)	(73)%	$471	$1,376	$(905)	(66)%
Rental property	1,476	—	1,476	*	2,782	—	2,782	*
Total cost of revenue	$1,673	$722	$951	*	$3,253	$1,376	$1,877	*
*Represents an increase or decrease in excess of 100%.

Total cost of revenue increased during the three and six months ended June 30, 2026 and 2025, primarily attributable to the rental property operating expenses such as maintenance, utilities, taxes, insurance, and property management costs as a result of the expansion into the real estate segment. These increases were partially offset by a decrease from financing and brokerage activities consistent with the decline in revenues during the period, as mentioned above.
Operating Expenses
Operating expenses were comprised of the following during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Net Change		Six Months Ended June 30,		Net Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
General and administrative	$2,987	$2,097	$890	42%	$5,742	$4,058	$1,684	41%
Provision for credit losses	(51)	481	(532)	*	251	1,047	(796)	(76)%
Depreciation and amortization	1,928	61	1,867	*	4,320	123	4,197	*
Professional fees	901	753	148	20%	1,924	1,327	597	45%
Total operating expenses	$5,765	$3,392	$2,373	70%	$12,237	$6,555	$5,682	87%
*Represents an increase or decrease in excess of 100%.

During the three and six months ended June 30, 2026 and 2025, our total operating expenses increased primarily due to higher depreciation and amortization expense, coupled with increased general and administrative expenses and professional fees, These increases were partially offset by the decline in provision for credit losses.

General and administrative

The increases in general and administrative expenses during the three and six months ended June 30, 2026 compared with the corresponding periods in 2025 were primarily attributable to the expanded real estate operations, coupled with an increase in expenses related to operating a larger and more diversified organization. These increases were partially offset by decreases in payroll-related costs, marketing expenses and financing costs.

General and administrative expenses were comprised of the following during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Net Change		Six Months Ended June 30,		Net Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Payroll	$1,219	$1,633	$(414)	(25)%	$2,579	$2,998	$(419)	(14)%
Rent	51	41	10	24%	86	86	—	—%
Marketing	149	190	(41)	(22)%	309	415	(106)	(26)%
Financing Costs	12	16	(4)	(25)%	20	27	(7)	(26)%
Property management fees	731	—	731	*	1,462	—	1,462	*
Other	825	217	608	*	1,286	532	754	*
Total general and administrative	$2,987	$2,097	$890	42%	$5,742	$4,058	$1,684	41%
*Represents an increase or decrease in excess of 100%.

Provision for credit losses

Provision for credit losses decreased during the three and six months ended June 30, 2026 and 2025 was primarily due to lower MCA origination activity and changes in portfolio composition during the period.

Depreciation and amortization

The increase in depreciation and amortization, which is non-cash, during the three and six months ended June 30, 2026 and 2025, primarily due to the Company’s acquired real estate assets and amortization of related intangible assets.

Professional fees

Professional fees increased during the three and six months ended June 30, 2026 and 2025 primarily due to the Company’s expanded operations, reporting obligations, capital markets activities, and corporate governance initiatives associated with our expanded operational footprint and public company infrastructure requirements.

Other (Expenses) Income

Operating expenses were comprised of the following during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Net Change		Six Months Ended June 30,		Net Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Interest expense	$(3,348)	$(1,488)	$(1,860)	*	$(6,078)	$(2,783)	$(3,295)	*
Financing charges	57	84	(27)	(32)%	(34)	65	(99)	*
Change in fair value of warrant liabilities	(57)	—	(57)	*	1,364	—	1,364	*
Other gain (loss)	82	(4)	86	*	(27)	(12)	(15)	*
Total other income (expense)	$(3,266)	$(1,408)	$(1,858)	*	$(4,775)	$(2,730)	$(2,045)	75%
*Represents an increase or decrease in excess of 100%.

Total other expenses increased during the three and six months ended June 30, 2026 and 2025 primarily due to the increase in interest expense. Interest expense increased primarily due to higher outstanding debt balances, including financing associated with our real estate acquisitions, increased borrowing activity, and higher interest carrying costs.

During the three and six months ended June 30, 2026, we recognized a change in the fair value of warrant liabilities which was attributable to the remeasurement of liability-classified warrants and reflects changes in assumptions used in the valuation model, including market based inputs and probability assessments related to contingent exercise features.

Operating Segments

We evaluate the performance of each of our segments using operating income (loss) to provide a consistent and comparable measure of our performance between periods. Our calculations of operating income (loss) herein may be different from the calculations used by other companies; therefore, comparability may be limited. Our operating segments consist of: Financing Solutions and Real Estate Operations. The accounting policies for the operating segments are the same as those described in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report, specifically Note 3, "Summary of Significant Accounting Policies."

The following table summarizes our total revenue, by segment, during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Net Change		Six Months Ended June 30,		Net Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Financing Solutions	$1,069	$3,315	$(2,246)	(68)%	$2,539	$6,680	$(4,141)	(62)%
Real Estate Operations	2,399	—	$2,399	*	4,783	—	$4,783	*
Total Revenue	$3,468	$3,315	$153	5%	$7,322	$6,680	$642	10%
*Represents an increase or decrease in excess of 100%.

Total revenue increased during the three and six months ended June 30, 2026 and 2025 primarily due to the rental property income as a result of the expansion into the real estate segment. This increase was partially offset by a decrease from financing and brokerage activities primarily driven by lower MCA origination volumes and reduced deployment activity as we focused on portfolio quality, liquidity management, and integration of our real estate operations.

The following table summarizes our operating loss, by segment, during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Net Change		Six Months Ended June 30,		Net Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Financing Solutions	$(833)	$(799)	$(34)	4%	$(1,781)	$(1,251)	$(530)	42%
Real Estate Operations	(3,137)	—	$(3,137)	*	(6,387)	—	$(6,387)	*
Total Operating Loss	$(3,970)	$(799)	$(3,171)	*	$(8,168)	$(1,251)	$(6,917)	*

*Represents an increase or decrease in excess of 100%.

The increase in operating loss during the three and six months ended June 30, 2026 is primarily attributable to the real estate operations' depreciation and amortization expenses, which are non-cash ($1.9 million and $4.2 million, respectively), coupled with the property management costs as a result of the expansion into the real estate segment. Financing Solutions also contributed to the increase, with operating loss increasing by $34.0 thousand and $530 thousand for the three and six month periods, respectively, as financing and brokerage revenue declined.

LIQUIDITY AND CAPITAL RESOURCES

Management's Assessment of Liquidity

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2026, the Company has negative working capital of $2.8 million and an accumulated deficit of $71.6 million. For the six months ended June 30, 2026, the Company incurred a net loss of $12.9 million and used net cash in operations of $10.1 million. These conditions indicate that the Company’s ability to meet its obligations as they become due depends on obtaining additional financing and managing operating expenditures.

On August 13, 2026, Stewards (International) Limited, acting as CIS manager of Stewards International Funds PCC for its Stewards Private Credit Fund, executed a written commitment to provide the Company with at least $24.0 million of funding over the following twelve months through existing and new debt-financing arrangements. Funding rounds are intended to average approximately $2.0 million per month. Management’s cash-flow forecast incorporates the anticipated timing and terms of the funding and the related debt-service requirements.

Based on the executed commitment, management’s assessment of the funding source’s financial capacity and the related financing arrangements, and its forecast of obligations as they become due, management concluded that its plans are probable of being effectively implemented and are expected to provide sufficient liquidity for the Company to meet its obligations for at least one year after the date these financial statements are issued.

Cash Flow Summary

The following information has been derived from the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The change in cash, cash equivalents and restricted cash during the six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025	Net Change
Net loss	$(12,943)	$(4,330)	$(8,613)
Non-cash items	4,072	2,090	1,982
Net change in operating assets and liabilities	(1,247)	(3,001)	1,754
Operating activities	(10,118)	(5,241)	(4,877)
Investing activities	(5,987)	(5,135)	(852)
Financing activities	12,738	8,525	4,213
Net decrease in cash and cash equivalents	$(3,367)	$(1,851)	$(1,516)

Operating Activities

Net cash used in operating activities was $10.1 million and $5.2 million during the six months ended June 30, 2026 and 2025, respectively, an increase of $4.9 million, which is primarily due to the decrease in operating results, as adjusted for non-cash items of $6.6 million, partially offset by the net change in operating assets and liabilities of $1.8 million.

Non-cash items increased primarily due to the increase in depreciation and amortization of $4.2 million, partially offset by the change in fair value of warrant liabilities of $1.4 million, the decline in provision for credit losses of $0.8 million and the decline in stock receivable amortization of $0.1 million. The net change in operating assets and liabilities is primarily due to the net change in advance receivables of $4.1 million, partially offset by the net change in notes receivable of $1.7 million and other non-current assets of $1.0 million.

Investing Activities

Net cash used in investing activities was $6.0 million and $5.1 million during the six months ended June 30, 2026 and 2025, respectively, an increase of $0.9 million, which is primarily due to the increase in acquisitions of property.

Financing Activities

Net cash provided by financing activities was $12.7 million and $8.5 million during the six months ended June 30, 2026 and 2025, respectively an increase of $4.2 million which is primarily due to the increase in the proceeds from the issuance of long-term lending arrangements of $8.7 million, coupled with the decline in long-term lending arrangement repayments of $1.6 million, partially offset by the decline in proceeds from the sale of equity instruments of $6.0 million.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the unaudited condensed consolidated balance sheets to the corresponding amounts presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025(in thousands):

	June 30, 2026	June 30, 2025	December 31, 2025
Cash, cash equivalents	$1,096	$900	$4,904
Restricted cash	3,715	—	3,274
Total cash, cash equivalents and restricted cash	$4,811	$900	$8,178

Long-Term Debt Instruments

At June 30, 2026, our total outstanding indebtedness was approximately $119.0 million, consisting of $41.4 million outstanding under notes payable and $77.6 million outstanding under mortgage loans.

Notes Payable

From time to time, the Company enters into secured promissory note agreements with various parties. The proceeds from these arrangements are used primarily to support the Company’s short-term trade finance operations and general working capital needs. The secured promissory notes are collateralized by advance receivables of the Company. The terms and conditions of each note may vary depending on the nature of the transaction and the counterparties involved.

Mortgage Loans

Plantation Mortgage Loan

In March 2026, in connection with the Plantation acquisition, we entered into a mortgage loan agreement for an aggregate principal amount of $4.0 million, which bears interest at a rate of 12.00% per annum and matures on March 11, 2029 (the "Plantation Mortgage Loan"). The Plantation Mortgage Loan requires monthly interest-only payments of $40.0 thousand, which commenced in April 2026, with the entire outstanding principal balance due at maturity. The loan may be prepaid at any time without penalty. The Plantation Mortgage Loan is secured by a first-priority mortgage lien on the acquired commercial property and contains customary covenants and default provisions.

Block 40 Mortgage Loan

In July 2025, in connection with the Block 40 acquisition, we assumed a mortgage loan for an aggregate principal amount of $84 million, which bears interest based upon the Secured Overnight Financing Rate (“SOFR”) plus a spread of 3.00% per annum and was scheduled to mature on June 1, 2026, with an option to extend one year, subject to certain conditions (the "Block 40 Mortgage Loan"). The Block 40 Mortgage Loan required variable monthly interest-only payments, with the entire outstanding principal balance due at maturity. The Block 40 Mortgage Loan was secured by a first-priority mortgage lien on the acquired commercial property and contains customary covenants and default provisions. As of June 30, 2026, the Block 40 Mortgage Loan had an outstanding balance of $73.6 million and there was no outstanding accrued interest.

On July 24, 2026, we refinanced the Block 40 Mortgage Loan by entering into the Block 40 Facility, with an unrelated third party, consisting of the $69.0 million Senior Mortgage Loan and a separate $10.0 million Mezzanine Loan. The proceeds from the Block 40 Facility were used to fully satisfy and retire the Block 40 Mortgage Loan.

The Mezzanine Loan was made to Block 40 Holdco LLC by 1818 Mezz Lender LLC under a mezzanine loan agreement dated July 24, 2026, and is secured by a pledge of the direct and indirect equity interests in Block 40 Property, LLC, the borrower under the Senior Mortgage Loan. The relative rights and remedies of the senior lender and the mezzanine lender are governed by an intercreditor agreement dated July 24, 2026. The Mezzanine Loan bears interest at one-month Term SOFR plus 12.00% per annum, subject to an all-in floor of 14.50% per annum (the margin reduces to 10.50% and the floor to 14.00% upon the Company making a specified reserve deposit), requires monthly interest-only payments commencing in September 2026, and matures in August 2028. The Mezzanine Loan is included in all global financial covenant tests under the Block 40 Facility.

The Senior Mortgage Loan bears interest at Term SOFR plus a spread of 3.50%, subject to an all-in floor rate of 7.00% per annum, which spread steps down to 3.00% and floor rate to 6.50% from and after the date the Company makes the replenishment deposit required under the loan agreement, and matures in August 2028, with three successive one-year extension options exercisable at the Company's option. The Senior Mortgage Loan requires variable monthly interest-only payments, scheduled to commence in September 2026, with the entire outstanding principal balance due at maturity. The Senior Mortgage Loan is secured by a first-priority mortgage lien on the underlying real estate, features a lender-controlled cash sweep mechanism starting from day one, and is supported by a $19.8 million capped payment guaranty plus a carry guaranty. The Mezzanine Loan is included in all global financial covenant tests under the credit facility.

Convertible Promissory Notes

On July 27, 2026, we issued secured convertible promissory notes with an aggregate principal amount of $5.0 million to three accredited investor purchasers, together with warrants to purchase 1,666,665 shares of common stock. The notes bear interest at 15% per annum, mature 180 days after issuance and, unless earlier prepaid, automatically convert at maturity, together with accrued interest, into common stock at $3.00 per share. The warrants are exercisable at $3.00 per share and expire on July 27, 2031. The proceeds were intended to fund the HOPCo promissory note, as further described below, and for general corporate purposes.

Additionally, on July 27, 2026, HOPCo Intermediate Holdings II, Inc. issued a convertible promissory note to the Company providing for advances of up to $25.0 million. At least $5.0 million was funded at closing, with the remaining amount required to be funded on or before August 31, 2026. The note bears interest at 8% per annum, paid in kind, and matures on July 27, 2031. If a qualifying equity investment of at least $205.0 million is not completed on or before October 31, 2026, the note will automatically convert into Class A2 units of HOPCo Group Holdings, L.P. Because these transactions occurred subsequent to June 30, 2026, no related amounts were recognized in the accompanying interim financial statements.

On July 24, 2026, subsequent to the balance-sheet date, Glen Steward, Chairman of the Board and director of the Company, advanced $0.5 million to the Company to support its near-term liquidity and working-capital needs. The advance was subsequently memorialized by an unsecured convertible promissory note bearing simple interest at 8% per annum from the funding date, calculated on an actual/365 basis. The note provides for no default interest or increase in the interest rate upon default, and no warrants or other separate equity rights were issued. Subject to the terms of the note, the outstanding principal and accrued interest will automatically convert into shares of the Company’s common stock on January 20, 2027, at a conversion price of $3.00 per share. Assuming conversion occurs on that date, the estimated conversion amount is $519,726, representing approximately 173,242 whole shares of common stock, with cash payable in lieu of any fractional share. Because Mr. Steward is a director, the advance constitutes a related-party transaction. Following the funding date, the disinterested directors approved and ratified the advance and the related transaction documents on August 12, 2026. Because the transaction arose after June 30, 2026, no amounts related to the advance were recognized in the Company’s condensed financial statements as of or for the three and six months ended June 30, 2026.

Off Balance Sheet Arrangements

None.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We believe the following critical accounting estimates involve the most significant judgments and uncertainties and could have a material impact on our financial statements if actual results differ from our estimates or if our estimates change.

Allowance for Credit Losses (Advance Receivables / MCA Portfolio)

We maintain an allowance for credit losses on our portfolio of advance receivables in accordance with ASC 326 (Current Expected Credit Losses). The allowance is based on historical loss experience, current conditions, and reasonable and supportable forecasts. Significant judgment is required in assessing portfolio composition, borrower credit quality, expected recovery rates, and macroeconomic factors. Changes in these assumptions could materially affect the provision for credit losses and the carrying value of advance receivables.

Fair Value of Warrant Liabilities

Certain warrants are classified as liabilities and remeasured at fair value each reporting period. Valuation requires significant judgment regarding expected volatility, risk-free rates, expected term, probability of contingent events, and other market-based inputs. Changes in these assumptions can result in material gains or losses recognized in other (expenses) income.

Useful Lives and Impairment of Real Estate and Related Intangible Assets

Depreciation and amortization of acquired real estate and intangible assets require estimates of useful lives and residual values. We also evaluate these assets for impairment when indicators exist. Judgments concerning future cash flows, market conditions, and holding periods can materially affect depreciation expense and any impairment charges.

Other Estimates

We also make estimates related to the fair value of share-based compensation, the valuation of notes receivable, and the assessment of going-concern uncertainties. These estimates are reviewed periodically and adjusted as necessary. Actual results could differ materially from our estimates.

For additional information on our significant accounting policies, see Note 3, “Summary of Significant Accounting Policies,” in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a registrant that qualifies as a smaller reporting company, the Company is not required to provide the information required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any material pending legal proceedings. From time to time we may become involved in various legal proceedings that arise in the ordinary course of business. We do not believe that the outcome of any such proceedings, if determined adversely to us, would have a material adverse effect on our business, financial condition, or results of operations.

For additional information regarding certain non-material matters involving Block 40 entities, see Note 14, “Commitments and Contingencies,” of the Notes to our Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
The risk factors set forth below update and supersede in their entirety the risk factors previously disclosed in our Registration Statement on Form S-1 (File No. 333-291586), which was declared effective by the Securities and Exchange Commission on July 14, 2026 (the “S-1”), and the related prospectus. An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, before making an investment decision. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our shares of Common Stock could decline and you may lose all or part of your investment. See “Cautionary Statement Regarding Forward-Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this report.

Risks Related to our Financial Condition

We have a history of losses, and we may be unable to achieve profitability.

We have incurred net losses of $20.8 million and $8.7 million for the fiscal years ended December 31, 2025, and 2024, respectively, and a net loss of $7.2 million for the three months ended June 30, 2026 and a net loss of $12.9 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of approximately $71.6 million. These losses and accumulated deficit are a result of, among other things, the substantial investments we made to grow our business and expenses incurred in connection with our acquisitions. We expect to make significant expenditures to grow our business in the future.

We plan to make opportunistic and deliberate investments in sales and marketing to attract new businesses to the financial products we offer. We also plan to continue to selectively pursue acquisition opportunities, which require that we incur various expenses and fees of external advisors. Businesses we have acquired and may in the future acquire have different levels of profitability than us, which may affect our overall profitability, particularly until we are able to realize expected synergies. These increased expenditures will make it harder for us to achieve profitability and we cannot predict with certainty whether we will achieve profitability in the near term or at all.
Historically, certain of our costs have increased each year due to these factors and we expect to continue to incur increasing costs to support our anticipated future growth. If the costs associated with acquiring new customers, including online advertising and paid search costs, outbound lead generation, scaling our field sales teams, or the terms on which our partners refer clients to us, materially rise in the future, our expenses may rise significantly. If we are unable to generate adequate revenue growth and manage our expenses and restructure our debt, we may continue to incur significant losses and may not achieve or maintain profitability, which could cause the trading price of our shares to further decline. Failure to generate adequate revenue growth, as well as other related factors, may cause decreases in asset values, such as our goodwill, that are deemed to be other than temporary, which may result in further impairment losses.
We may make decisions that will reduce our short-term operating results if we believe those decisions will improve the experiences of our customers and their consumers and if we believe such decisions will improve our operating results over the long-term. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

There is no guarantee that cash flow from operations and/or debt and equity financings will provide sufficient capital to meet our expansion goals, working capital needs or fund our operations.
Our current strategic plan includes the expansion of our company both organically and through acquisitions if market conditions and competitive conditions allow. Due to the long-term nature of investments in acquisitions and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. We anticipate that we may need to raise additional external capital from the sale of common stock, preferred stock and/or debt instruments as market conditions may allow, in addition to cash flow from operations (which may not always be sufficient), to fund our growth and working capital needs.
In the event that we need to raise significant amounts of external capital at any time or over an extended period, we face a risk that we may need to do so under adverse capital market conditions with the result that our existing shareholders, as well as persons who acquire our common stock, may incur significant and immediate dilution should we raise capital from the sale of our common or preferred stock. Similarly, we may need to meet our external capital needs from the sale of secured or unsecured debt instruments at interest rates and with such other debt covenants and conditions as the market then requires. However, there can be no guarantee that we will be able to raise external capital on terms that are reasonable in light of current market conditions. In the event that we are not able to do so, those who acquire our common stock may face significant and immediate dilution and other adverse consequences. Further, debt covenants contained in debt instruments that we issue may limit our financial and operating flexibility with consequent adverse impact on our common stock market price.
On June 30, 2026, we completed a private placement with non-affiliate accredited investors and raised approximately $1.935 million through the issuance of 645,047 shares of common stock at $3.00 per share. While this transaction provided us with additional capital from third-party investors, the amount raised was relatively modest compared to our overall funding requirements. There can be no assurance that we will be able to raise additional capital from non-affiliate sources on acceptable terms, or in amounts sufficient to meet our needs, in the future.
We have substantial debt which could adversely affect our ability to raise additional capital to fund operations and prevent us from meeting our obligations under outstanding indebtedness.
As of June 30, 2026, our total liabilities were approximately $136.1 million, of which notes payable, net (current and non-current) totaled approximately $41.4 million and the mortgage loan totaled approximately $77.6 million.

Subsequent to June 30, 2026, on July 24, 2026, subsidiaries of the Company closed a $69.0 million senior secured loan and a $10.0 million mezzanine loan (aggregate $79.0 million) to refinance the Company’s multifamily property commonly known as Block 40 / 1818 Park. On July 27, 2026, the Company also closed a $5.0 million secured convertible note financing. These transactions increased our overall leverage and replaced the prior mortgage with new senior and mezzanine facilities that carry cash-management, reserve, cash-sweep, limited-recourse carve-out, and extension-condition requirements. The cash-sweep and reserve provisions may restrict our ability to access property-level cash for other corporate purposes, and a failure to satisfy the extension conditions, debt-service coverage tests, or other covenants could result in an event of default, acceleration of the indebtedness, foreclosure on the property, or enforcement against the pledged equity interests, any of which could materially and adversely affect our liquidity, financial condition, and results of operations.

This substantial debt could have important consequences, including the following: (i) a substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, debt service requirements and general corporate purposes in the future may be limited; (iii) we may face a competitive disadvantage to lesser leveraged competitors; (iv) our debt service requirements could make it more difficult to satisfy other financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

We plan to use additional external capital as market conditions may allow, together with cash flow from operations (which may not always be sufficient), to service our debt and fund operations. Our refinancing strategy, including the July 2026 refinancing of the 1818 Park property, is designed to lower our overall cost of capital and systematically reduce this liability over time, thereby improving financial stability and reducing cash-flow pressure. By prioritizing the repayment or refinancing of our highest-cost debt obligations, we aim to achieve a stronger financial position; however, there can be no assurance that we will achieve or maintain sustained profitability within three years or at all.

However, our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond management’s control. If we are unable to generate sufficient cash flow to service our debt or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could impair our liquidity. Any refinancing of indebtedness, if available at all, could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. Despite our significant amount of indebtedness, we may need to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial debt.
The $5.0 million secured convertible notes we issued on July 27, 2026 mature in approximately 180 days, automatically convert into common stock at $3.00 per share, and are secured by substantially all of our personal property, which could result in significant dilution, loss of collateral, or both.

The $5.0 million secured convertible notes we issued on July 27, 2026 mature in approximately 180 days, automatically convert into common stock at $3.00 per share (subject to our consent for earlier conversion), and are secured by a first-priority security interest in substantially all of our personal property; failure to repay or convert on the maturity date, or the occurrence of an event of default, could result in acceleration, enforcement against the collateral, and significant dilution.

On or about July 27, 2026, we entered into a Note Purchase Agreement with three accredited investors pursuant to which we issued and sold Secured Convertible Promissory Notes in the aggregate principal amount of $5.0 million (the “Convertible Notes”) and accompanying Common Stock Purchase Warrants. Key material terms include:

•interest at 15 % per annum (default rate 18%);
•maturity 180 days after issuance;
•automatic conversion on the maturity date of outstanding principal plus accrued interest into shares of common stock at a conversion price of $3.00 per share (any conversion prior to maturity or cash repayment in lieu of conversion requires our prior written consent);
•prepayable at any time without premium or penalty upon 15 days’ notice;
•full recourse and secured by a first-priority security interest in substantially all of our personal property (Accounts, Chattel Paper, Deposit Accounts, Equipment, Inventory, General Intangibles including intellectual property and customer lists, Instruments, Investment Property, and all proceeds); and
•warrants exercisable for an aggregate of 1,666,665 shares of common stock at $3.00 per share for a term of five years (cashless exercise prohibited).

Proceeds were used to fund payments under the promissory note issued in connection with the HOPCo acquisition pursuant to the Letter of Intent dated June 2, 2026, and for general corporate purposes. The short maturity, automatic-conversion feature, and security interest create near-term liquidity, dilution, and collateral-enforcement risks. If we are unable to repay the notes in cash (with our consent) or if conversion occurs, we will issue a substantial number of new shares, diluting existing stockholders. An event of default could result in acceleration and foreclosure on the collateral, which comprises substantially all of our personal-property assets.

We extended the maturity of a $1.6 million related-party promissory note to September 1, 2026; failure to pay on the extended maturity date will reinstate a 15% default interest rate and could trigger other remedies.

On August 5, 2026, we entered into Amendment No. 1 to the Promissory Note dated June 1, 2023, with FAVO Holdings, LLC (owned 65 % by Vincent Napolitano and 35 % by our Chief Executive Officer and director Shaun Quin). The final installment of principal in the amount of $1,600,000, previously due May 31, 2026, was extended to September 1, 2026. From and after June 1, 2026, the outstanding principal bears simple interest at 10 % per annum (aggregating $40,000 through September 1, 2026). The 15 % default interest rate was waived solely for the extension period; if we fail to pay the installment and accrued interest in full on September 1, 2026, the waiver ceases and the 15 % default rate is reinstated from and after that date. The transaction was approved by the disinterested members of the Board after Mr. Quin recused himself. Failure to pay on the extended maturity date could result in default interest, acceleration, and other remedies under the original note, and could adversely affect our liquidity and relationships with related parties.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.
We have had limited operations to date. On September 2, 2020, we changed our name from Favo Realty, Inc. to Favo Capital, Inc., which is the point at which our business changed from a real estate investment company, to a private credit company providing alternative financing solutions to small and medium-sized businesses (SMBs) across the United States, through revenue-based funding solutions. We have recently acquired 1818 Park and are now engaged in real estate operations. We have since changed our name to Stewards, Inc. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business and additional costs and expenses that may exceed current estimates. We expect to continue to incur significant losses into the foreseeable future. Although we currently generate operating revenue from our financing solutions and real estate operations, we have a limited history operating our current diversified business model. Accordingly, there can be no assurance that our revenue will be sustained or increase sufficiently to cover our expenses, generate positive cash flow or achieve profitability. Our success depends on our ability to execute our business plan, integrate and operate our acquired businesses and properties, manage expenses and obtain additional financing when needed. If we are unsuccessful in addressing these matters, we may be required to delay planned initiatives, reduce or discontinue portions of our operations or seek additional capital, which may not be available on acceptable terms or at all. Any of these circumstances could materially and adversely affect our business, financial condition, results of operations and ability to continue as a going concern.
As a growing company, we have incurred significant net losses and may not achieve profitability in the near future, if at all.
We have generated revenue of $16.3 million for the year ended December 31, 2025, but we have not yet achieved profitability and may not achieve profitability in the near future, if at all. Further, many of our competitors have a significantly larger industry presence and revenue stream and may have already achieved profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured.
We depend on affiliate financing to fund operations, and alternative sources of capital may not be available on acceptable terms.
We rely heavily on financing from affiliates, including the purchase of Series A Preferred Stock at $0.25 per share and debt financing from Stewards International Funds PCC of up to $100 million with associated warrants exercisable at $0.76 per share, prices that are significantly below the current market price of our common stock. Our ability to continue operations is dependent on continued support from these affiliates. There can be no assurance that such affiliate financing will continue to be available on the same terms, or at all. If affiliate financing becomes unavailable or is provided on less favorable terms, our liquidity and ability to fund operations could be materially and adversely affected.
On June 30, 2026, we completed a private placement offering with non-affiliate accredited investors and raised approximately $1.935 million through the issuance of 645,047 shares of our common stock at $3.00 per share. While this provided us with additional capital from third-party investors, the amount raised was relatively modest compared to our overall funding requirements. There can be no assurance that we will be able to raise additional capital from non-affiliate sources on acceptable terms, or in amounts sufficient to meet our needs, in the future.
Continued reliance on affiliate financing carries inherent risks of potential conflicts of interest and claims of self-dealing. Any such claims or proceedings, even if ultimately without merit, could result in significant legal costs, management distraction, adverse publicity, and a negative impact on our stock price.

Risks Related to Our Private Credit Business and Industry
Our allocation of capital among our business lines may periodically cause us to reduce or temporarily suspend Direct Funding, which could adversely affect our Financing Solutions revenue, customer relationships and growth.

We manage our available capital across our Private Credit business, Real Estate Operations segment, debt-service obligations, working-capital requirements and other corporate purposes. We have adjusted deployment levels in the past in response to portfolio-quality and liquidity considerations and may do so again. From time to time, we may also evaluate potential real estate acquisitions, investments or other strategic opportunities as part of our long-term growth strategy. Such evaluations may be preliminary, may not result in definitive agreements and may never be consummated. If we elect to pursue a future real estate opportunity, invest additional capital in our existing real estate operations, or otherwise determine that capital should temporarily be used for another corporate purpose, we may reduce, defer or temporarily suspend new Direct Funding originations, including repeat or follow-on fundings.

A reduction or suspension of Direct Funding would decrease our volume of newly funded transactions. As existing purchased receivables are collected without being replaced by new fundings, our Direct Funding portfolio could contract, become less diversified and become more concentrated among a smaller number of merchants or industries. These developments could reduce Financing Solutions revenue and operating cash flow while personnel, technology, servicing, compliance and other expenses may not decline proportionately. Revenue or returns from the activity to which capital is redirected may not arise when anticipated, may be less than expected, or may not be sufficient to offset the reduction in Financing Solutions revenue.

A period of reduced funding could also adversely affect our relationships with existing and prospective merchants, independent sales organizations, brokers, referral sources and other origination partners. Merchants that require financing while our Direct Funding activity is reduced may obtain funding from competitors and may not return when we resume originations. Origination partners may similarly redirect opportunities to other funders. Consequently, rebuilding our customer relationships and origination pipeline could take time, require additional expense, reduce our market share or require us to accept less favorable economic terms. We may also become more dependent on Syndicated Funding or reduce our participation levels, which would increase our reliance on third-party partners whose capital commitments and deployment decisions are outside our control.

If we reduce or suspend Direct Funding for capital-allocation reasons, we would expect to resume funding when management determines that sufficient capital is available and the competing capital requirements have been satisfied. However, we cannot assure investors when funding would resume or whether it would return to prior levels. A period of reduced funding could continue longer than initially anticipated because of the operating or capital needs of our existing real estate assets, debt-service requirements, changes in liquidity, restrictions under our financing arrangements, adverse market conditions, the unavailability of additional financing or other corporate demands. Capital allocated to real estate also may be less liquid and may not be readily available for redeployment. Accordingly, a temporary reduction or suspension could have a longer or more significant effect on our Private Credit business than anticipated and could materially adversely affect our business, revenue, cash flows, liquidity, financial condition and results of operations.

Our growth may not be sustainable and depends on our ability to attract new customers, retain revenue from existing customers and increase sales to both new and existing customers.

We operate a direct and syndication funding platform to serve small and medium-sized businesses (“SMBs”) in need of liquidity to fulfill their financial responsibilities. Through our direct sales, marketing, underwriting and operational platform and with our syndication partners, we provide funding solutions for customers. We originate and provide financing to businesses primarily through a merchant cash advance (“MCA”) product offering. Under an MCA, businesses receive funds in exchange for a portion of the business’s future receipts at an agreed upon discount and repayment term. The majority of our portfolio will be invested in the MCA business.

We currently maintain relationships with six syndication partners, three core partners and three secondary partners, all of whom operate in the Merchant Cash Advance (MCA) industry and provide revenue-based financing solutions. Pursuant to Master Participation Agreements and related agreements, we participate in approved transactions with these partners at levels generally ranging from 10% to 95% of the deal value. To manage concentration risk, we do not participate in any syndication arrangement where our exposure exceeds 40% of a partner’s total portfolio. All syndication partners are provided with investment guidelines aligned with our internal underwriting standards, and they are required to adhere to those criteria to ensure consistency and risk alignment across all investments.

We focus on serving small and medium-sized businesses, many of which are in the entrepreneurial or early growth stage of development. These SMBs often lack long credit histories and are more susceptible than larger enterprises to macroeconomic pressures such as inflation, consumer spending shifts, and interest rate increases. As a result, they may have greater turnover or financing needs. Approximately 30–40% of our direct portfolio customers return for multiple rounds of funding.

Our underwriting framework, described above, is designed to address this heightened risk profile by incorporating a wide range of alternative data points beyond traditional credit bureau scores. For example, we may analyze merchant bank statement performance, cash flow patterns, digital footprint, landlord payment history, and government filings, in addition to credit bureau data. By relying on real-time business data and technology-enabled verification, we can better assess the true repayment capacity of SMBs whose financial stability may not otherwise be captured by conventional credit scoring methods.

This approach provides us with visibility into businesses that traditional lenders often overlook, while balancing risk and enabling us to meet the financing needs of entrepreneurial SMBs.

We may also fail to attract new customers, retain revenue from existing customers or increase sales to both new and existing customers as a result of a number of other factors, including:

▪reductions in our current or potential customers’ spending levels;
▪a decrease in SMB spending, including due to a deteriorating macroeconomic environment;
▪competitive factors affecting the markets for our financial products, including the introduction or innovation of competing financial products and other strategies that may be implemented by our competitors;
▪global political, economic, social and environmental risks that may impact our operations or our customers’ operations and/or decrease consumer spending, including pandemics and other global health crises, natural disasters, acts or threats of war or terrorism and other general security concerns such as the Russian invasion of Ukraine and the Israel-Hamas war;
▪our ability to execute on our financial solutions roadmap, growth strategy and operating plans;
▪our ability to successfully sell and transition new and existing customers to our financial solutions;
▪our ability to meet the demands and requirements of larger customers;
▪a decline in the market share of SMBs relative to large enterprises;
▪a decline in our SMBs’ level of satisfaction with our financial solutions;
▪changes in our relationships with third parties, including syndicate brokers, underwriters, brokers, real estate professionals and others;
▪the timeliness and success of new financial solutions and services we may offer in the future;
▪customer perceptions of business in the context of our growth and in the context of acquisitions we complete;
▪our brand recognition;
▪concerns relating to actual or perceived privacy or security breaches;
▪the frequency and severity of any system outages;
▪terminations of relationships with certain customers or partners for unacceptable business practices, contract breaches or because required by law;
▪technological changes or problems; and
▪our focus on long-term value over short-term results, meaning that we may make strategic decisions that may not maximize our short-term revenue or profitability if we believe that the decisions are consistent with our mission and will improve our financial performance over the long-term.
Due to these factors and the continued evolution of our business, our historical revenue growth rate and operating margin may not be indicative of future performance.

We are subject to risks relating to the availability of capital to fund SMB customers, the ability of our customers to generate sales to remit receipts, general macroeconomic conditions, legal and regulatory risks and the risk of fraud.
We offer MCAs and other financial solutions for SMBs. This program provides cash advances to eligible small businesses and is designed to help them with overall business growth and cash management. Such merchant cash advance programs are subject to risks. For Direct Fundings, we handle the underwriting process, contract with the merchant directly and fund from our own resources. For Syndicated Fundings, however, we are dependent on our syndication partners to operationalize merchant cash advances. Further, if we cannot source capital to fund the advances for our customers, we might have to reduce the availability of this service, or cease offering it altogether.
A decline in macroeconomic conditions could lead to a decrease in the number of our customers eligible for an advance, and/or increase the risk of fraud or non-payment. If more of our customers cease operations, experience a decline in sales, or engage in fraudulent behavior, including subverting our underwriting processes, it would make it more difficult for us to obtain the receipts we have purchased via merchant cash advances or to obtain repayment of merchant cash advances we have made. In addition, if we fail to correctly predict the likelihood of timely repayment of merchant cash advances, our business may be materially and adversely affected. Merchant cash advances are generally unsecured obligations, and they are not guaranteed or insured in any way.
Loss rates on merchant cash advances may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer and business confidence, commercial real estate values, the value of the U.S. dollar, energy prices, changes in consumer and business spending, the number of personal bankruptcies, disruptions in the credit markets and other factors. While we believe that our underwriting process is designed to establish that our customers will be a reasonable credit risk, our merchant cash advances to SMBs may nevertheless be expected to have a higher default rate than advances made to customers with more established operating and financial histories.
We intend to continue to explore other financial solutions, models, structures and markets to advance cash or capital to our merchants. Some of those models, structures or markets may require, or be deemed to require, additional procedures, partnerships, licenses, regulatory approvals or capabilities. Should we fail to expand and evolve in this manner, or should these new products, models, structures, markets or new regulations or interpretations of existing regulations impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of our merchant cash advance program may be materially and adversely affected.
Merchant cash advance businesses have historically been, and may in the future remain, more likely to be affected or more severely affected than large enterprises by adverse economic conditions.
Our Direct Funding portfolio has SMBs across multiple segments and industry types, but most of our merchants fall into the services, construction, and retail industries. These include restaurants, construction and development projects, physical fitness facilities, accounting and bookkeeping practices, home furnishings and equipment stores, and automotive repair shops, among others.
The composition of our Syndicated Funding portfolio closely aligns with that of our direct investments, both of which are strategically shaped by evolving market dynamics. Key determinants include macroeconomic conditions, the influence of domestic and international government policy decisions, and the relative advantages of specific U.S. geographic regions. Regulatory and policy environments, whether supportive or restrictive, impact sector performance and are carefully considered in our portfolio construction and allocation strategy.
Given that our debtor mix involves merchants with a lack of resources compared with larger more established companies, these conditions may result in a decline in the demand for merchant cash advance businesses by potential customers, higher default rates by future customers, or slower rates of receiving cash advance income from third-party debtors. If any merchant cash advance businesses’ future receipts are lower than the Company projected, collection of the merchant cash advance businesses’ income will take longer than projected, which could result in a loss of income to the Company.

We will also bear a loss of income if the customer fails to generate future business sufficiently to deliver the total amount of cash advance income the merchant cash advance businesses expect. If a customer defaults on a cash advance, the cash advance enters a collections process where systems and collections teams initiate contact with the customer for payments owed. If a cash advance contract is subsequently charged off, the merchant cash advance business could sell the contract to a third-party collection agency and receive only a small fraction of the remaining amount payable to that merchant cash advance business in exchange for the sale. There can be no assurance that economic conditions, demand for cash advances, or default rates by customers will remain favorable for the merchant cash advance businesses, which will ultimately affect our business.
Reduced demand for cash advances would negatively impact merchant cash advance businesses growth and revenue, while increased default rates by cash advance customers may inhibit merchant cash advance businesses’ access to capital and negatively impact profitability. Furthermore, if an insufficient number of qualified small businesses apply for the cash advances, merchant cash advance businesses and the Company’s growth and revenue could decline.
If merchants provide information to us that is incorrect or fraudulent, we may misjudge a merchant’s qualification to receive a cash advance and as a result, their operating results as well as ours may be harmed.
Our decisions to fund are based partly on information provided by applicant merchants. To the extent that these applicants provide information in a manner that we are unable to verify, we may not be able to accurately determine the associated risk. Inaccurate analysis of credit data that could result from false cash advance application information could harm our reputation, business and operating results. This would have a knock-on effect on our own ability to conduct business operations.
While we intend to use identity and fraud checks analyzing data provided by external databases to authenticate each merchant’s identity, there is a risk that these checks could fail, and fraud may occur. We may not be able to recoup funds underlying cash advances made in connection with inaccurate statements, omissions of fact or fraud, in which case our revenue, operating results and profitability will be harmed. Fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negatively impacting operating results, brand and reputation, and require us to take steps to reduce fraud risk, which could increase our costs. This may, in turn, put our company at greater risk to recoup.
An increase in customer defaults rates may reduce overall profitability.
Customer default rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual customers. In particular, loss rates on cash advances may increase due to general economic and business factors such as prevailing interest and rates, the rate of unemployment, the level of consumer and business confidence, commercial real estate values, the value of the U.S. dollar, energy prices, changes in consumer and business spending, the number of personal bankruptcies, disruptions in the credit markets and other factors. If customer default rates increase beyond forecast levels, this will harm merchant cash advance businesses reputation, operating results, and profitability, which will ultimately affect the Company’s own business operations and investors may lose all or part of their investment.
Provision for credit losses is determined based upon both objective and subjective factors and may not be adequate to absorb losses. Merchants may fail to deliver cash advanced income in full.
We maintain a reserve for such losses by establishing a provision for credit losses, the increase of which results in a charge to its earnings as a provision for credit losses. We have established an evaluation process designed to determine the adequacy of those allowances for losses. While this evaluation process will use historical and other objective information, the forecasts and establishment of losses are also dependent on our subjective assessment based upon our experience and judgment. Actual losses are difficult to forecast, especially if such losses stem from factors beyond historical experience. As a result, there can be no assurance that our provision for credit losses will be comparable to that of traditional banks subject to regulatory oversight or sufficient to absorb losses or prevent a material adverse effect on business, financial condition, and results of operations.

Investors have risks from inflation and from deflation
As a result of inflation, there has been a history of increasing taxes, energy and labor costs, and other operating and capital expenses. If the revenues generated by operations are not sufficient to pay fixed obligations, we may attempt to increase rates on cash advance income in addition to attempting to reduce operating expenses. However, competition may preclude such increases. On the other hand, deflation is likely to cause rates to decrease faster than expenses decrease. Inflation or deflation could have a material adverse effect on merchant cash advance businesses and our business, results of operations, and financial condition.
Merchant cash advance businesses may be unable to collect cash advance income on the cash advances made to customers.
Merchant cash advance (“MCA”) businesses, such as Stewards, provide revenue-based financing to small and medium-sized businesses (“SMBs”) by purchasing a portion of their future receipts at a discount. Our debtors are primarily SMBs in industries such as restaurants, construction, physical fitness and accounting services, which use cash advances to manage working capital, purchase inventory, fund marketing, or address short-term liquidity needs.
As an MCA provider, we advance funds to these SMBs in exchange for an agreed-upon percentage of their daily receipts until the purchased receipts have been fully remitted. Payments are typically collected through daily Automated Clearing House (“ACH”) debits or, in some cases, through credit card split processing. Because MCA businesses are not banks, we do not have direct access to the ACH network and instead rely on third-party FDIC-insured depository institutions and payment processors to disburse funds to merchants and collect scheduled payments on our behalf.
Although we build redundancies by working with multiple banks and service our ability to collect receipts could be impaired if these institutions or processors cease providing services, experience operational disruptions, or terminate their agreements with us. While we would seek to transition to alternative providers, there can be no assurance that such transition would be seamless. Any inability to collect receipts on a timely basis could materially impact our revenue, cash flows, and operating results.
Our role within the MCA process is to (i) originate and underwrite advances directly, (ii) service and collect on those advances through our processing partners, and (iii) in the case of Direct Fundings where we have participants, manage collections on behalf of ourselves and our participants. These participants are typically accredited investors, family offices, investment funds, high-net-worth individuals, and other capital partners that acquire an economic participation interest in a portion of a funded transaction pursuant to a Master Participation Agreement. Such participants generally do not have a direct contractual relationship with the merchant and rely on the Company to service and administer the transaction. As such, disruptions in our ability to collect MCA receipts directly affect both our own portfolio and our servicing obligations to any participants.
We may not be able to successfully implement our growth strategy on a timely basis or at all.
Our future growth, profitability and cash flows depend upon our ability to successfully implement our growth strategy, which, in turn, is dependent upon a number of factors, including our ability to:
•build on our success in financial solutions, such as our merchant cash advance (or similar) offerings;
•accelerate expansion by introducing new financial solutions to our product portfolio;
•continue to establish a footing in the real estate markets; and
•selectively pursue and integrate strategic and value-enhancing acquisitions.
There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments which may result in short-term costs without generating any current revenue and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.

Future regulation of the merchant cash advance industry could materially and adversely affect our business.
Although the merchant cash advance industry is not currently subject to pervasive federal or state regulation specifically targeted at MCAs, there has been a clear and continuing trend of increased legislative and regulatory scrutiny at both the federal and state levels. Several states, including California and New York, have enacted commercial financing disclosure laws that impose detailed pre-contract disclosure requirements (including estimated APR or other cost-of-credit metrics) on MCAs and other non-bank financing products. Additional states continue to consider similar or more restrictive legislation, and courts in certain jurisdictions continue to scrutinize whether specific MCA agreements may be recharacterized as disguised loans subject to usury or lending laws.
At the federal level, the FTC actively enforces prohibitions against unfair or deceptive acts or practices in the industry, and other agencies, including the CFPB, continue to monitor non-bank small business financing. While the CFPB’s May 1, 2026 final rule under Section 1071 of the Dodd-Frank Act explicitly excluded MCAs from small business lending data collection requirements, future regulatory actions, enforcement priorities, or legislative proposals could impose new licensing, registration, capital, disclosure, or underwriting obligations on MCA providers.
We cannot predict whether additional regulations will be adopted at the federal or state level, or how existing laws and regulations will be interpreted or applied to our business in the future. Any new laws, regulations, or changes in the application or interpretation of existing laws could:
▪impose licensing, registration, or compliance requirements that significantly increase our operating costs;
▪restrict our marketing, underwriting, servicing, or collection practices;
▪limit our ability to originate new MCAs or enforce existing contracts;
▪subject us to heightened scrutiny regarding disclosures, fees, or repayment terms; or
▪require us to modify our business practices in ways that reduce profitability.
A material failure to comply with any such laws or regulations could result in regulatory actions, investigations, lawsuits, monetary penalties, damages, restitution orders, or other sanctions. Even the threat or commencement of regulatory or legal proceedings could cause reputational harm, divert significant management attention and resources, and increase our legal and compliance costs. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and ability to continue as a going concern.
Determination by a legislative or judicial body that a cash advance is a loan, rather than a purchase of future receipts, will adversely affect the merchant cash advance business and Company's business.
Currently, the merchant cash advance business structures its cash advances a purchase of future receipts, rather than loans. This allows merchant cash advance businesses to avoid applying for and complying with a commercial lending license. Additionally, state usury laws are often, if not always, inapplicable. However, if a legislative or judicial body determines that the merchant cash advances are loans or should be treated as loans, the merchant cash advance business could be found to be in violation of state and federal lending regulations. A material failure to comply with any such laws or regulations could result in regulatory actions, lawsuits, and damage to the merchant cash advance business reputation, which could have a material adverse effect on its business and financial condition.
A proceeding relating to one or more allegations or findings of the merchant cash advance business violation of such laws could result in modifications in its methods of doing business or could impair its ability to collect cash advance income or could result in the requirement that merchant cash advance businesses pay damages and/or cancel the balance of cash advance income associated with such violation. The Company cannot assure you that such claims will not be asserted against merchant cash advance businesses in the future.

Many of our alternative financing solutions involve borrowers about which little, if any, information is publicly available, which may impair our ability to identify borrowers able to repay our advances and adversely affect the price of our publicly traded securities.
In pursuing our business, we often interact with privately held companies about which very little public information exists. As a result, we are frequently required to make financing decisions based on limited data, much of which is obtained directly from the merchant. To mitigate these risks, we use a combination of traditional credit bureau data, alternative data sources, and automated and AI-driven tools from third-party providers to verify bank statements, analyze cash flow, and detect potential fraud or anomalies.
Notwithstanding these processes, there are limitations. Automated and AI-driven underwriting tools may yield inaccurate or incomplete outputs, may be subject to manipulation, or may fail to detect fraudulent activity. Additionally, we depend on the accuracy and availability of third-party vendors and data sources. Disruptions, errors, or service terminations could materially impair our ability to underwrite effectively.
If we make advances to merchants that are less solvent or profitable than expected, if our AI or automation tools malfunction or are circumvented, or if third-party providers supply inaccurate or incomplete data, our loss rates may increase and our results of operations could be adversely affected, which in turn could negatively impact the trading price of our securities.
Failure to continue to innovate and respond to evolving technological changes may reduce demand for cash advances.
The cash advance industry is characterized by rapidly evolving technology and frequent product introductions. Merchant cash advance businesses rely on technology to make its platform available to customers, determine the creditworthiness of cash advance applicants, and service the cash advances it makes to customers. In addition, merchant cash advance businesses may increasingly rely on technological innovation as it introduces new products, expands its current products into new markets, and continues to streamline the cash advance process. The process of developing new technologies and products is complex and if merchant cash advance businesses are unable to successfully innovate and deliver a superior customer experience, customers' demand for the merchant cash advances may decrease and the merchant cash advance business and ultimately our growth and operations may be harmed.
Due diligence in merchant cash advance transactions is not as stringent as that of traditional loans, which presents a greater risk of fraud and inaccurate valuations.
The required information to be provided by a merchant for a merchant cash advance is less stringent and differs from that provided for traditional capital advances and loans from institutional lenders, giving rise to numerous risks. These risks include, but are not limited to, a funder receiving fraudulent or inaccurate financial data from a merchant, entering into a transaction with a merchant who has historical and/or current credit related issues, and facing market shifts which may outdate the market research a funder uses to create its approval methodology. Although the Uniform Commercial Code governs merchant cash advance transactions as commercial transactions and provides for certain legal protections, the lack of collateral required in merchant cash advance transactions presents a risk of total and unrecoverable loss.
Our growth strategy involves building on our success in financial solutions, which may present risks and challenges that we have not yet experienced.
Our financial solutions, such as our merchant cash advance (or similar) offerings, continue to become an increasingly important part of our business. Our strategy has and will continue to require significant investment in cross-functional operations and management focus, along with investment in supporting technologies and people. The availability of our financial solutions requires us to comply with different and evolving laws governing financial services, as well as the collection, storage and use of information and data, including personal data. We may incur additional costs and operational challenges in complying with these laws, and differences in these laws may cause us to operate our businesses differently in different territories. If so, we may incur additional costs and may not fully realize the investment in our expansion.

Development of new financial solutions incorporating technology is a complex process and subject to numerous uncertainties. Our success in developing such solutions will depend in part on our ability to develop them in a manner that keeps pace with continuing changes in technology, evolving industry standards, new financial solution and product introductions by competitors, changing client preferences and requirements and the interoperability of such solutions with our platform, including the platforms of companies we acquire, and third-party developed portions thereof.
In addition, we face competition from established financial solutions providers offering existing and proven financial solutions. These financial solutions providers and their financial product offerings benefit from a long history of market acceptance and familiarity as compared to our financial solutions. Potential customers for our financial solutions may be reluctant to adopt our solutions over existing solutions for a variety of reasons, such as transition costs, business disruption, or loss of functionality to which they are accustomed. Customers may also consider our solutions as inferior to similar solutions offered by our competitors. Finally, the marketability of our financial solutions we offer could be significantly affected by changes in economic or market conditions or by the adoption of new technologies and solutions. There can be no assurance that our customers will adopt our financial solutions over other competing solutions.
If we are unable to provide a convenient and consistent experience for our customers, our ability to compete and our results of operations could be adversely affected. In addition, if the solutions we offer do not appeal to our customers, reliably function as designed, or maintain the privacy and security of customer data, we may experience a loss of customer confidence or lost revenue, which could adversely affect our reputation and results of operations.
The markets in which we participate are highly competitive. We may not be able to compete successfully against current and future competitors.
We face competition in various aspects of our business, and we expect such competition to intensify in the future as existing and new competitors introduce new financial solutions or enhance existing solutions. We compete against companies and financial institutions across the retail banking, financial services, consumer technology and financial technology services industries, as well as other nonbank lenders serving credit-challenged consumers, including online marketplace lenders, check cashers, point-of-sale lenders and payday lenders. We may compete with others in the market who may in the future provide offerings similar to ours, particularly companies who may provide money management, lending and other services.
We have competitors with longer operating histories, larger customer bases, greater brand recognition, greater experience and more extensive commercial relationships in certain jurisdictions, and greater financial, technical, marketing and other resources than we do. Our potential new or existing competitors may be able to develop financial products and services better received by customers or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations or customer requirements. In addition, some of our larger competitors may be able to leverage a larger installed customer base and distribution network to adopt more aggressive pricing policies or terms of service and offer more attractive sales terms or customer promotions, which could cause us to lose potential sales or to sell our financial solutions at lower prices. In addition, there are a number of companies that are not currently direct competitors but that could in the future shift their focus on our industries and offer competing products and services. There is also a risk that certain of our current customers and business partners could terminate their relationships with us and use the insights they have gained from partnering with us to introduce their own competing financial products and services. As our business evolves, the competitive pressure to innovate will encompass a wider range of financial products and services. There can be no assurance that our efforts to require new and existing customers to adopt our financial solutions will be successful and we may lose certain customers, and our operating results may be adversely affected if we are not successful in our efforts.

The impact of worldwide economic conditions such as inflation and changes in interest rates, including the resulting effect on the operations of and spending by SMBs and on consumer spending, may adversely affect our business, operating results and financial condition.
Our performance is subject to worldwide economic conditions and global events, including political, economic, social and environmental risks that may impact our operations or our customers’ operations. Such conditions and events may adversely affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. Deterioration in general economic conditions, including any rise in unemployment rates, inflation and increases in interest rates, have adversely affected in the past and may in the future adversely affect consumer spending, consumer debt levels and payment card usage, and as a result, have adversely affected in the past and may in the future adversely affect our financial performance by reducing the number of transactions or average purchase amount of transactions processed using our financial solutions. Many of the customers that use our financial solutions are SMBs and many are also in the entrepreneurial stage of their development. SMBs may be disproportionately affected by the aforementioned economic conditions or economic downturns, especially if they sell discretionary goods. SMBs may also be disproportionately affected by other economic conditions, including labor shortages and global supply chain issues. SMBs frequently have limited budgets and may choose to allocate their spending to items other than our platform, especially in times of economic uncertainty or recessions. Economic and geopolitical uncertainties, including the Israel-Hamas war and Russia’s invasion of Ukraine may further amplify such risks.
Weakening economic conditions may also adversely affect third parties, including suppliers and partners, with whom we have entered into relationships and upon whom we depend in order to operate and grow our business. Uncertain and adverse economic conditions may also lead to increased write-offs of our receivables, and refunds and chargebacks or potential losses to our merchant cash advance program, any of which could adversely affect our business.
Our business could be harmed if we fail to manage our growth effectively and efficiently.
The growth we have experienced in our business places significant demands on our operational infrastructure. The scalability and flexibility of our financial solutions depends on the functionality of our technology and network infrastructure and its ability to handle increased demand. Any problems with the transmission of increased data and requests could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and continuing to enhance its scalability in order to maintain the performance of financial offerings.
To support our growth, we expect to make sales and marketing expenditures to increase sales of our financial products and increase awareness of our brand. A significant portion of our investments in our sales and marketing and research and development activities will precede the benefits from such investments, and we cannot be sure that we will receive an adequate return on our investments.
Our growth has placed, and will likely continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business with no assurance that our revenues will continue to grow. As we grow, we will be required to continue to improve our operational and financial controls and reporting procedures, and we may not be able to do so effectively. Furthermore, some members of our management do not have significant experience managing a large business operation, so our management may not be able to manage such growth effectively. In managing our growing operations, we are also subject to the risks of over-hiring and/or overcompensating our employees and over-expanding our operating infrastructure. As a result, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses.
As a result of our growth, some of our employees have been with us for a short period of time, and many have joined in a remote work environment. As we continue to grow, we must effectively integrate, develop and motivate employees. We may find it difficult to maintain our corporate culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to recruit and retain personnel, to continue to perform at current levels or to execute on our business strategy effectively and efficiently.

Our brand is integral to our success. If we fail to effectively maintain, promote and enhance our brand, our business and competitive position may be harmed.
We believe that maintaining, promoting and enhancing brands is critical to expanding our business. Maintaining and enhancing our brand will depend largely on our ability to provide high-quality, well-designed, useful, reliable and innovative financial solutions, which we may not do successfully.
Errors, defects, data breaches, disruptions, outages or other performance problems with our technology or related services, including with third-party applications, may harm our reputation and brand. We may introduce new financial solutions or terms of service that SMBs do not like, which may negatively affect our brand. Additionally, if our customers have a negative experience using our financial solutions, such an experience may affect our brand, especially as we try and gain market acceptance.
Any unfavorable media coverage or negative publicity about our industry or our company, including, for example, publicity relating to our financial products, our privacy and security practices, our product changes, our financial reporting, pending or threatened litigation, regulatory activity, or the actions of our partners or our customers, could seriously harm our reputation, even if inaccurate or misleading. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our customers and result in decreased revenue, which could seriously harm our business.
We believe that the importance of brand recognition will increase as competition in our market increases. In addition to our ability to provide reliable and useful solutions at competitive prices, successful promotion of our brand will depend on the effectiveness of our marketing efforts. The success of our brand promotion efforts is partly dependent on our visibility on third-party advertising platforms and changes in the way these platforms operate or changes in their terms or data use practices could make marketing and promotion of our platform and brand more expensive and difficult. Our efforts to market our brand have involved significant expenses. Our marketing spend may not yield increased revenue, and even if it does, any increased revenue may not offset the expenses we incur in building and maintaining our brand.
Our growth depends in part on the success of our strategic relationships with third parties.
We anticipate that the growth of our business will continue to depend on third-party relationships, including strategic partnerships and relationships with our service providers and suppliers, including syndicate brokers, underwriters, brokers, real estate professionals and other partners. In addition to growing our third-party partner ecosystem, we have entered into agreements with, and intend to pursue additional relationships with, other third parties, such as technology and content providers. Some of the third parties that sell our services have direct contractual relationships with our customers, and in these circumstances, we risk the loss of such customers if those third parties fail to perform their contractual obligations, including in the event of any such third party’s business failure. These third-party providers may choose to terminate their relationship with us or to make material changes to their businesses, products or services in a manner that is adverse to us.
Security breaches, denial of service attacks, or other hacking and phishing attacks on our systems or other security breaches, including internal security failures, could harm our reputation or subject us to significant liability, and adversely affect our business and financial results.
We operate in an industry that is prone to cyberattacks. Failure to prevent or mitigate security breaches and improper access to or disclosure of our data, customer data, or the data of their consumers, could result in the loss or misuse of such data, which could harm our business and reputation. The security measures we have integrated into our internal networks and platforms are designed to prevent or minimize security breaches but may not function as expected or may not be sufficient to protect our internal networks and platforms against certain attacks. In addition, incidents can originate on our partners' websites or systems, which can then be leveraged to access our website or systems, further preventing our ability to successfully identify and mitigate an attack. Threat actors are rapidly evolving the techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to prevent an electronic intrusion into our networks. While we have established cyberattack remediation plans to guide us in triaging and responding to such attacks, there can be no assurance that the measures set forth under such plan will be adequate in all circumstances nor that they will be effective in mitigating, or allowing us to recover from, the effects of such attacks. While we do not yet have insurance coverage and while we plan to obtain coverage in the near future, any coverage we acquire may be insufficient to compensate us for all liabilities that we may incur.

Our customers’ storage and use of data to operate their businesses and deliver services to their consumers is essential to their use of our platform, which stores, transmits and processes our customers’ proprietary information and personal information relating to them, their employees and their consumers. If a security breach were to occur, as a result of third-party action, employee error, breakdown of our internal security processes and procedures, malfeasance or otherwise, and the confidentiality, integrity or availability of our customers’ data were disrupted, we could incur significant liability to our customers, to partners and to individuals whose information was being stored by our customers, and our platform may be perceived as less desirable, which could negatively affect our business and damage our reputation.
Our platform and third-party applications available on, or that interface with, our platform have been and, in the future, may be subject to distributed denial of service attacks (“DDoS”), a technique used by hackers to take an internet service offline by overloading its services. Since techniques used to deliver DDoS attacks are evolving, we may be unable to implement adequate preventative measures or stop DDoS attacks or security breaches while they are occurring. We cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms and other procedures are or will be adequate to prevent network and service interruption, system failure or data loss. In addition, computer malware, viruses, ransomware, extortion, and hacking and phishing attacks or social engineering incidents by third parties are prevalent in our industry. We have experienced such attacks and security incidents in the past and may experience them in the future. For example, in Fiscal 2024 we were the target of frequent phishing and distributed DDoS attempts. Any actual or perceived DDoS attack or security breach could damage our reputation and brand, expose us to a risk of litigation and possible liability and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the DDoS attack or security breach.
Moreover, our platform and third-party applications available on, or that interface with, our platform could be breached if vulnerabilities in our platform or third-party applications are exploited by unauthorized third parties or due to employee error, breakdown of our internal security processes and procedures, malfeasance, or otherwise. If these third parties fail to adhere to adequate data security practices, or in the event of a breach of their networks, our own and our customers' data may be improperly accessed, used or disclosed. Further, threat actors may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information or otherwise compromise the security of our internal networks, electronic systems and/or physical facilities in order to gain access to our data or our customers’ data. As a result of our increased visibility, the size of our customer base, and the increasing amount of confidential information we process, we believe that we are increasingly a target for such breaches and attacks. This threat may intensify in the event of retaliatory cyberattacks stemming from geopolitical events such as Russia’s invasion of Ukraine. In addition to our own platform and applications, some of the third parties we work with may receive information provided by us, by our customers, or by our customers’ consumers through web or mobile applications. If these third parties fail to adhere to adequate data security practices, or in the event of a breach of their networks, our own and our customers’ data may be improperly accessed, used or disclosed.
Some jurisdictions have enacted laws requiring companies to notify individuals and authorities of data security breaches involving certain types of personal or other data and our agreements with certain customers and partners require us to notify them in the event of a security incident. Similarly, if our suppliers experience data breaches and do not notify us or honor their notification obligations to authorities or users, we could be held liable for the breach. We may not be in a position to assess whether a data breach at one of our suppliers would trigger an obligation or liability on our part. Such mandatory disclosures are costly, could lead to negative publicity, and may cause our customers to lose confidence in the effectiveness of our data security measures. Moreover, if a high-profile security breach occurs with respect to another SaaS provider, customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain revenue from existing customers or attract new ones. Similarly, if a high-profile security breach occurs with respect to a retailer or eCommerce platform, customers may lose trust in eCommerce more generally, which could adversely impact our customers’ businesses. Any of these events could harm our reputation or subject us to significant liability, and materially and adversely affect our business and financial results.

System failures, interruptions, delays in service, catastrophic events, inadequate infrastructure and resulting interruptions in the availability or functionality of our platform could harm our reputation or subject us to significant liability and adversely affect our business and financial results.
Our brand, reputation and ability to attract, retain and serve our customers are also dependent upon the reliable performance of our platform, including our underlying technical infrastructure. Our platform is mission critical for our customers who rely on it to manage their businesses, and the data collected in connection therewith, including transaction records, information about inventory and customers and other important business information and data. Our systems, those of our third- service providers may experience service interruptions, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, cyberattacks or disruptions, computer viruses, ransomware, malware or other events. Our systems are also subject to break-ins, sabotage, and acts of vandalism.
Interruptions or other issues in the proper functioning of or upgrades to our information technology systems could cause disruption to our operations.
Our information technology systems require periodic modifications, upgrades, and replacement that subject us to costs and risks, including potential disruption to our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel or outside firms to implement and operate existing or new systems, diversion of management’s attention from other aspects of our business, and other risks and costs of delays or difficulties in transitioning to new or modified information technology systems or of integrating new or modified information technology systems into our current technical infrastructure.
We are continually improving and upgrading our information technology systems, including systems of the companies we have acquired, which acquired systems we have integrated to varying degrees. Implementation of new information technology systems is complex, expensive, and time-consuming. If we fail to timely and successfully implement new information technology systems, or improvements or upgrades to existing or integrated information technology systems, or if such information technology systems do not operate as intended, this could have an adverse impact on our business, internal controls (including internal controls over financial reporting), results of operations and financial condition.
We heavily rely on our information technology systems to manage our various business operations and regulatory compliance. Our technical infrastructure has in the past and may in the future be subject to damage or interruption from a variety of sources, including power outages, computer and telecommunications failures, fraud, computer viruses, cybersecurity breaches, vandalism, severe weather conditions, catastrophic events, military or political conflicts, terrorism, and human error. If our information technology systems are damaged, fail to function properly, or otherwise become compromised or unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business, results of operations and financial condition.
We store personal and other information of our partners, our customers and their consumers and our employees. If the security of this information is compromised or is otherwise accessed without authorization or is perceived to be compromised or accessed without authorization, our reputation may be harmed, and we may be exposed to liability and loss of business.
We store personal information and other confidential information of our partners and our customers and may also store credit card information of our customers. We also collect and maintain personal information of our employees. We do not regularly monitor or review the content that our customers upload and store, or the information provided to us through the applications integrated with our platform, and, therefore, we do not control the substance of the content hosted within our platform, which may include personal information. Additionally, we use third-party service providers and sub processors to help us deliver services to customers and their consumers. These service providers and sub processors may store personal information, credit card information and/or other confidential information.

We have in the past experienced and may in the future experience successful attempts by third parties to obtain unauthorized access to the personal information of our partners, our customers and our customers’ consumers, and events or situations as a result of which this information was or could be exposed through human error, malfeasance or otherwise. The unauthorized or inadvertent release or access, or other compromise of this information could have a material adverse effect on our business, financial condition and results of operations. Even if such a data breach were to affect one or more of our competitors or our customers’ competitors, rather than us, the resulting consumer concern could negatively affect our customers and/or our business.
We are also subject to federal, state, provincial and foreign laws regarding cybersecurity and the protection of data. The regulatory framework in Canada, the United States, Europe and many other jurisdictions in respect of privacy issues is constantly evolving and is likely to remain uncertain for the foreseeable future. Numerous laws and regulations, including Canada's Personal Information Protection and Electronic Documents Act, Québec's Law 25, the European Union's General Data Protection Regulation (“GDPR”), the UK's General Data Protection Regulation, the California Consumer Privacy Act as modified by the California Consumer Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Rights Act, and the Utah Consumer Privacy Act, have detailed requirements concerning the collection, use, disclosure, transfer, safeguarding, and retention of personal data and grant individuals certain rights related to their personal data.
As of early 2025, at least 20 states have passed comprehensive privacy laws that go beyond breach notification to regulate how businesses collect, use, and protect personal data. These laws grant consumers rights like access, deletion, and opting out of data sales, while requiring “reasonable” security measures. Newer laws in states like Texas (Texas Data Privacy and Security Act, effective 2024) and New Jersey (effective 2025) follow this model, with variations in scope and enforcement.
The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Restrictions imposed by such laws may also impair our merchant's ability to sell or market their products or adversely impact our product development efforts, which could affect our operating results.
In addition to the foregoing, a breach of cybersecurity and data protection laws could result in regulatory investigations, reputational damage, orders to cease or change our data processing, enforcement notices, and / or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The interpretation and application of the above laws are often uncertain and such laws may be interpreted and applied in a manner inconsistent with our current policies and practices or require us to make changes to our platform. Additionally, laws in some jurisdictions, as well as our contracts with certain customers, require us to use industry-standard or reasonable measures to safeguard personal information or confidential information, and thereby mitigate the risk of a security incident. These laws and contractual obligations, which tend to focus on individuals’ financial and payment related information, are increasingly relevant to us, as we have started to process more information from our customers’ consumers through our platform.
Our failure to comply with legal or contractual requirements around the security of personal information could lead to significant fines and penalties imposed by regulators, as well as claims by our partners, our customers and their consumers, our employees or other relevant stakeholders. These proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, diversion of management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our solutions.

Significant increases in the cost or decreases in the availability of the insurance we maintain could adversely impact our financial condition.
To protect the Company against various potential liabilities, we maintain a variety of insurance programs, including key man insurance, workers’ compensation and omissions and error insurance. We may reevaluate and change the types and levels of insurance coverage that we purchase. We are self-insured when insurance is not available or not available at reasonable premiums. We are currently looking into acquiring general liability insurance, and cyber security insurance. There are types of losses we may incur but against which we cannot be insured or which we believe are not economically reasonable to insure, such as losses due to acts of war, employee and certain other crime, certain wage and hour and other employment-related claims, including class actions, actions based on certain customer protection laws, and some natural and other disasters or similar events. If we incur such losses and they are material, our business could suffer. Risks associated with insurance plans include:
•Insurance costs could increase significantly, or the availability of insurance may decrease, either of which could adversely impact our financial condition;
•Deductible or retention amounts could increase, or our coverage could be reduced in the future and to the extent losses occur, there could be an adverse effect on our financial results depending on the nature of the loss and the level of insurance coverage we maintained;
•Insurance may not be available to us at an economically reasonable cost, or our insurance may not adequately cover our liability in connection with claims brought against us; and
•As our business inherently exposes us to claims, we may become subject to claims for which we are not adequately insured. Unanticipated payment of a large claim may have a material adverse effect on our business.
Because we are a “Smaller Reporting Company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less company information than they would receive from a public company that is not a Smaller Reporting Company.
We are a “smaller reporting company” as defined in the Exchange Act. As a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. To the extent we take advantage of any reduced disclosure obligations, it may make it harder for investors to analyze the Company’s results of operations and financial prospects in comparison with other public companies.
Our reliance on syndication partners and contractual arrangements for funding MCAs exposes us to risks if such partners reduce participation, fail to perform, or terminate agreements
We generate a portion of our revenue through our Syndicated Funding model, in which we participate alongside third-party syndication partners in merchant cash advances. In syndicated transactions, the syndication partner acts as the lead funder and contracts directly with the merchant, while we participate in a portion of the advance. These arrangements are governed by Master Participation Agreements.
Our Syndicated Funding model creates dependence on external partners whose decisions and capital commitments are outside our control. If our syndication partners were to reduce their participation levels, delay capital deployment, terminate their agreements with us, or demand terms less favorable to us, our revenue from Syndicated Funding activities could be materially reduced. Because these arrangements are often concentrated among a limited number of syndication partners, we are exposed to partner concentration risk.
In addition, our reliance on contractual agreements creates the possibility of disputes regarding servicing performance, allocation of profits, servicing fees, or interpretation of key provisions. Any disruption in these relationships or disputes under these agreements could impair our ability to originate and service merchant cash advances through our Syndicated Funding model, reduce our revenue, and materially and adversely affect our business and results of operations.

Our dependence on ISOs and other third-party distribution partners for a significant portion of originations subjects us to risks relating to partner performance, regulatory compliance, customer quality, and potential concentration of deal flow.
We rely on independent sales organizations (ISOs) and other third-party distribution partners to originate a significant percentage of our merchant applications for both our Direct Funding and Syndicated Funding models. Our agreements with ISOs typically provide for referral compensation based on funded amounts. If a material number of these ISOs were to cease submitting applications to us, shift their business to competitors, or demand higher compensation, our funded deal volume could decline, and our customer acquisition costs could increase. Because our internal business development resources are limited, we may not be able to quickly replace lost ISO-originated volume with Direct Funding originations, which could negatively affect our growth and revenues.
In addition, ISOs operate as independent contractors and are not subject to our direct supervision or control, which exposes us to operational and compliance risks. Misconduct, misrepresentation, or non-compliance by an ISO could harm our reputation, lead to regulatory scrutiny, or result in legal claims against us. Further, increased regulatory attention on ISOs and broker practices in the alternative lending industry could impose new compliance obligations on us as the funder, which may increase costs or reduce the attractiveness of ISO-originated transactions.
Our dependence on third-party ISOs and distribution partners therefore creates both financial and operational risks. If we are unable to effectively manage these relationships, ensure compliance with applicable laws, or diversify our origination channels, our business, financial condition, and results of operations could be materially and adversely affected.
Our use of AI, machine learning, and automated tools, together with reliance on third-party data providers, exposes us to risks involving accuracy, operational continuity, data security, and regulatory scrutiny, any of which could materially affect our ability to underwrite, detect fraud, and manage credit risk.
We rely on artificial intelligence (“AI”), machine learning (“ML”), and automation tools, in combination with human oversight, to support our underwriting, fraud detection, and data analysis processes. While we believe these technologies improve efficiency, reduce fraud risk, and enhance credit decision-making, they also introduce risks that could materially and adversely affect our business, financial condition, and results of operations.
Our underwriting process depends on sensitive data provided by merchants, including bank statements, financial records, tax filings, and transactional histories. This information is analyzed using AI-enabled tools that structure, authenticate, and evaluate the data. Although we implement strict safeguards, including encryption, access controls, audit trails, and limiting the use of such data exclusively to underwriting and servicing activities, there is a risk that these systems could be subject to unauthorized access, cyberattacks, or data breaches. Any such event could expose us to liability under data privacy laws, regulatory enforcement actions, reputational harm, and loss of customer confidence.
We also rely on third-party providers to aggregate and authenticate financial data, provide credit bureau information, and detect potential fraud. If these providers experience service disruptions, errors, inaccuracies, or terminate their services to us, our ability to process applications efficiently could be materially impaired. Because AI and ML models require continual updates to remain accurate, reliance on third parties introduces the risk that errors in their models could lead to inaccurate underwriting decisions, higher default rates, or lost business opportunities.
In addition, AI-driven analysis is based on patterns and assumptions derived from historical data. These models may fail to predict merchant behavior in changing macroeconomic conditions, during unexpected events, or when applied to businesses with limited operating histories. If our reliance on AI or ML produces inaccurate risk assessments, we could experience increased loss rates or fail to identify fraudulent applications.
Finally, while our AI-enabled underwriting process is designed to accelerate decision-making compared to traditional lenders, it is subject to significant regulatory scrutiny. Regulators may adopt new rules regarding the use of AI, ML, or alternative data in underwriting that could require changes to our processes, increase compliance costs, or limit our ability to use certain data sources. Any such developments could adversely affect our operations and results.

Our debt financing arrangement with Stewards International Funds PCC (on behalf of the Stewards Private Credit Fund) increases our fixed debt obligations and may result in shareholder dilution upon the future exercise of associated warrants.
On September 1, 2025, we entered into a financing arrangement with Stewards International Funds PCC (on behalf of the Stewards Private Credit Fund) pursuant to which we may raise up to $50 million through the issuance of unsecured and unsubordinated debt notes (the “Stewards debt notes”). On October 30 the Stewards debt notes were extended to $100 million. As of June 30, 2026, we had drawn $9.9 million under this facility.

While this financing provides us with additional capital resources, it also introduces risks. The Stewards debt notes carry a fixed annual interest rate of 8.0% and mature in August 2030. Servicing this debt will require ongoing cash interest payments, which may limit the funds available for operations, growth initiatives, or other strategic investments. Because the notes are unsecured, in the event of financial distress we would remain fully liable for repayment without the benefit of collateral-based restructuring flexibility.

In connection with the issuance of the Stewards debt notes, we also agreed to issue warrants exercisable for ordinary shares at a fixed price of $0.76 per share. As of June 30, 2026, in connection with the $9.9 million drawn under the facility, we were obligated to issue warrants to purchase approximately 13 million shares of common stock. Although the warrants are subject to a delayed exercise period, commencing no earlier than 12 months following an IPO or the maturity date, whichever is later, the eventual exercise of these warrants could result in dilution to existing shareholders. Furthermore, while the warrants are structured to minimize dilution around the time of our planned public offering, investor perception of potential dilution may nevertheless impact the trading price of our common stock.

The proceeds from this financing are required to be used exclusively for (i) refinancing existing debt, including obligations maturing in June 2026 that currently carry an effective interest rate of approximately 15%, and (ii) funding the Company’s general operational needs and (iii) funding acquisitions of companies and assets. The Stewards debt notes are unsecured and unsubordinated obligations of the Company and are not secured against any particular assets. While this structure provides immediate interest savings and reduces our overall cost of capital, it does not generate incremental discretionary growth capital. If we are unable to refinance or repay the remaining portion of our indebtedness as it comes due, or if future financing is not available on acceptable terms, our liquidity and ability to execute our business strategy could be materially and adversely affected.

Risks Related to the 1818 Park Acquisition and Our Real Estate Business and Industry

We completed a refinancing of the 1818 Park mortgage in July 2026, but the new financing subjects us to significant debt-service, cash-management, reserve, cash-sweep, and extension-condition requirements; failure to comply could result in acceleration, foreclosure, or loss of the property.

On July 24, 2026, subsidiaries of the Company closed a senior secured loan in the principal amount of $69.0 million (the “Senior Loan”) with VMC CRE Master Lending Upper REIT LLC and a mezzanine loan in the principal amount of up to $10.0 million (the “Mezzanine Loan”) with 1818 Mezz Lender LLC, for an aggregate refinancing of $79.0 million of the Company’s multifamily property known as Block 40 / 1818 Park, located at 1818 Hollywood Boulevard, Hollywood, Florida (the “Property”). The Senior Loan is secured by a first-priority mortgage on the Property; the Mezzanine Loan is secured by a pledge of 100 % of the equity interests in the mortgage borrower. Both facilities mature on August 7, 2028, subject to three successive one-year extension options that are conditioned on (among other things) the absence of defaults, satisfaction of loan-to-value and debt-yield tests, parallel extension of the other facility, maintenance of required interest-rate protection, and payment of extension fees.

Key material terms include:

•Senior Loan interest at Term SOFR + 3.50% (reducing to + 3.00 % after the Margin Change Date), subject to floors;
•Mezzanine Loan interest at Term SOFR + 12.00% (floor 14.50%), reducing to Term SOFR + 10.50% (floor 14.00%) after the Margin Change Date;
•1.00 % origination and exit fees on each facility;
•customary cash-management, SPE, and limited-recourse carve-out covenants;
•limited-recourse carve-outs and, with respect to the Mezzanine Loan, carry-cost/debt-service and limited payment guaranties (capped at $19.75 million) from the Company and certain affiliates, including Shaun A. Quin, Glen Steward, and Stewards International; and
•an initial cash-sweep period that remains in effect until the Property achieves a lender-calculated debt-service coverage ratio of at least 1.10× for three consecutive calendar months (and that may be reinstated if the ratio later falls below 1.00× for three consecutive months). The lender’s calculation includes debt service under both the Senior Loan and the Mezzanine Loan.

As of the most recent reporting date prior to the refinancing, physical occupancy at 1818 Park was approximately 92%, and the property’s ability to meet the new combined debt-service obligations will depend on maintaining or improving occupancy and rental rates.

Although the July 2026 refinancing eliminated the immediate maturity risk associated with the prior mortgage loan that had reached its stated maturity on June 1, 2026, it did not eliminate the risks associated with our substantial indebtedness. Our ability to satisfy the new financing obligations depends on the future operating performance and cash flow of the Property. Declines in occupancy or rental rates, tenant defaults, increased concessions or turnover, higher operating expenses, required capital expenditures, or increases in borrowing costs could reduce the cash available to service the financing. The cash-sweep and reserve requirements may restrict our ability to receive or use cash generated by the Property for distributions, reinvestment, or other corporate purposes.

If property-level cash flow is insufficient, we may be required to contribute liquidity from other sources, reduce or delay capital expenditures, sell assets, restructure or refinance the indebtedness, or obtain additional debt or equity capital. We may be unable to take any of these actions on commercially reasonable terms, or at all. A failure to make required payments or otherwise comply with the financing documents could result in an event of default, acceleration of the indebtedness, foreclosure on the Property, or the exercise of remedies against the pledged ownership interests, any of which could cause us to lose the Property and its associated income streams and could materially and adversely affect our liquidity, financial condition, and results of operations.

Our substantial level of indebtedness and low debt service coverage ratio at 1818 Park could adversely affect our liquidity.
We have a significant amount of indebtedness, including financing secured directly or indirectly by the 1818 Park property.
On July 24, 2026, we completed a $79.0 million refinancing of 1818 Park, consisting of a $69.0 million senior secured mortgage loan and $10.0 million of mezzanine financing. The refinancing replaced the prior mortgage loan that had reached its stated maturity date on June 1, 2026. The completed refinancing did not eliminate the risks associated with our substantial indebtedness and subjects us to significant debt-service obligations, cash-management requirements, reserves, covenants and other requirements under the financing documents.

Our substantial indebtedness could have important consequences, including:

- requiring us to dedicate a substantial portion of our cash flow from operations to debt service, reducing the availability of cash for other purposes;

- increasing our vulnerability to adverse economic, industry or competitive developments

- limiting our ability to obtain additional financing for working capital, capital expenditures or other purposes;

- restricting our ability to make strategic acquisitions or investments; and

- placing us at a competitive disadvantage compared with competitors that have less debt.

Our ability to make scheduled payments on our indebtedness depends on the future operating performance and cash flow of 1818 Park and our other operations, which are subject to economic, financial, competitive and other factors beyond our control. Declines in occupancy or rental rates, tenant defaults, increased concessions or turnover, higher operating expenses, required capital expenditures or increases in borrowing costs could reduce the cash available to service the financing.

If we do not generate sufficient cash flow to service our indebtedness, we may be required to use available liquidity, reduce or delay capital expenditures, sell assets, restructure or refinance our debt, or seek additional debt or equity capital. We may be unable to take any of these actions on commercially reasonable terms, or at all. A failure to make required payments or otherwise comply with the financing documents could result in an event of default, acceleration of the indebtedness, foreclosure on 1818 Park or the exercise of remedies against the ownership interests through which we hold the property, any of which could materially and adversely affect our liquidity, financial condition and results of operations.

Our exposure to floating interest rates increases our sensitivity to changes in market rates, and rising interest rates could significantly increase our debt service costs, reduce cash flow, and adversely affect our financial condition.

The Senior Loan and Mezzanine Loan expose us to changes in floating interest rates.

To mitigate a portion of this exposure, on July 24, 2026, Block 40 Property, LLC and Block 40 Holdco LLC entered into two interest rate cap transactions with Goldman Sachs Bank USA. The caps have an aggregate notional amount of $79.0 million, consisting of separate notional amounts of $69.0 million and $10.0 million, and provide protection against increases in one-month CME Term SOFR above 4.50%. The caps terminate on August 7, 2028, and had aggregate stated premiums of $360,000.

The caps provide only limited protection. They apply solely to the specified SOFR reference-rate component and do not cap applicable credit spreads, interest-rate floors, default interest, fees, or other borrowing costs. The caps also may not provide complete protection if their notional amounts, calculation periods, reset dates, or other terms do not correspond precisely with the underlying financing. Our ability to receive payments under the caps is also subject to the performance and creditworthiness of Goldman Sachs Bank USA.

Interest rates could increase materially before reaching the 4.50% strike rate, and our overall borrowing costs could increase even when SOFR exceeds the strike rate because the caps do not limit the other components of our borrowing costs. Any resulting increase in debt service could reduce property-level and consolidated cash flow, constrain our liquidity, and impair our ability to satisfy applicable covenants and other obligations.

The caps expire on August 7, 2028. If the financing remains outstanding, is extended, or is refinanced beyond that date, we may be required to obtain replacement interest-rate protection. Replacement protection may be more expensive, may provide less favorable terms, or may be unavailable. A failure to obtain adequate replacement protection could expose us to prevailing floating interest rates and materially increase our debt service costs.

Although the July 2026 refinancing resolved the immediate maturity risk associated with the prior mortgage loan, it does not eliminate future refinancing risk. When the new financing matures, our ability to extend or refinance it will depend on prevailing interest rates and credit spreads, the performance and value of 1818 Park, credit-market conditions, lending standards, and lender appetite for real estate exposure. Future financing may be available only at higher rates, with lower proceeds or on more restrictive terms, or may not be available at all. These circumstances could require us to contribute additional equity, restructure our obligations, or sell the property under unfavorable conditions and could adversely affect the value of 1818 Park and our financial condition and results of operations

Our ability to generate rental income depends on maintaining high occupancy levels and stable tenant performance, and any decline in occupancy, increased lease turnover, or tenant defaults could reduce cash flows and adversely affect our financial condition.

The success of our investment in 1818 Park, and of our broader real estate strategy, depends heavily on our ability to attract and retain tenants on favorable terms. Rental income constitutes the primary source of cash flow for servicing debt and funding operating expenses. If occupancy levels decline due to competitive properties, unfavorable market conditions, or tenant relocations, we may be unable to generate sufficient revenue to cover our costs.

In addition, tenants may fail to perform under their leases for a variety of reasons, including financial difficulties, bankruptcy, or broader economic downturns. Tenant defaults or non-renewals would require us to incur additional leasing costs, offer rent concessions, or spend significant capital on tenant improvements in order to attract replacement tenants, all of which could materially reduce our cash flows. Even if we are able to re-lease space, there is no assurance that new tenants will pay rental rates equal to or greater than those paid by prior tenants, or that new leases will not include more burdensome terms.
Furthermore, high turnover in occupancy not only increases leasing and marketing costs but also creates potential downtime between tenants, during which no rental income is generated. A sustained decline in occupancy, or the loss of one or more significant tenants, would adversely affect our ability to meet debt service obligations, reduce cash available for distribution, and impair the value of our properties. These risks are heightened by the concentration of income from a limited number of tenants, making us more vulnerable to the performance and creditworthiness of those tenants than if we had a more diversified tenant base.
A significant portion of our rental income is derived from a limited number of tenants, and if these tenants experience financial difficulties, default on their leases, or choose not to renew, our revenues could be materially and adversely affected.
Our rental revenue at 1818 Park, and potentially at other properties we may acquire, is concentrated among a limited number of tenants. As a result, the financial performance of a small group of tenants has a disproportionate impact on our overall cash flow and our ability to meet debt service obligations. If any of these tenants were to experience financial distress, bankruptcy, or operational challenges, they could seek to renegotiate lease terms, delay or withhold payments, or default altogether, materially reducing our revenue.
Even if tenants remain in good financial condition, we are subject to renewal risk at lease expiration. Tenants may elect not to renew their leases for reasons outside of our control, such as relocation, downsizing, or changes in their business strategy. Replacing a departing tenant could require us to offer significant lease concessions, incur material tenant improvement costs, or accept lower rental rates, any of which would negatively affect our cash flow. Additionally, periods of vacancy between tenants would generate no rental income, increasing our reliance on reserves or other sources of liquidity.
Given the limited number of tenants, the loss or default of even one major tenant could materially and adversely affect our results of operations, financial condition, and ability to satisfy debt obligations. This concentration risk reduces the diversification of our income stream and makes us more vulnerable to tenant-specific risks than a portfolio with a broader tenant base.
Our financial performance is heavily influenced by local market conditions and broader economic trends, and adverse changes in employment levels, consumer demand, interest rates, or the supply of competitive properties could materially and adversely affect occupancy rates, rental income, and property values.
The performance of 1818 Park, and any other properties we may acquire, is closely tied to conditions in the surrounding local market as well as broader national and regional economic trends. Local employment levels, population growth, and consumer spending patterns directly affect demand for both residential and commercial space within our properties. An increase in unemployment, a decline in consumer demand, or other adverse economic events in our market could lead to reduced demand for rental units, lower rental rates, and higher vacancy levels.
In addition, interest rates and capital market conditions affect not only the cost of our financing but also the purchasing power and financing ability of prospective tenants and buyers. Rising interest rates or tightening credit conditions may reduce tenant demand, constrain our ability to refinance debt, and lower property valuations. Moreover, increased supply of competitive residential or mixed-use properties in the same market could create downward pressure on occupancy levels, limit our ability to raise rents, and force us to offer greater concessions to attract and retain tenants.
Because our real estate portfolio is not widely diversified across geographic regions, negative developments in the local economy or broader economic environment could have a disproportionately adverse effect on our business, results of operations, and financial condition.

We may require additional capital to support operations, fund improvements, or meet debt service obligations, and if we are unable to generate sufficient cash flow from the property or access financing on favorable terms, our liquidity could be constrained, forcing us to defer capital projects, seek dilutive equity, or dispose of assets under unfavorable conditions.
The successful operation of 1818 Park requires sufficient liquidity to cover property-level operating expenses, debt service obligations, and periodic capital expenditures, including maintenance, renovations, or tenant improvements. If rental income and other cash flows generated by the property are insufficient, we may need to secure additional capital through borrowings, equity issuances, or asset sales. Our ability to obtain additional financing is subject to numerous factors, including the performance of the property, prevailing interest rate and credit conditions, the strength of the commercial real estate market, and our overall financial condition.
There can be no assurance that financing will be available on acceptable terms, or at all. If we are unable to refinance existing debt at maturity, raise additional debt or equity capital, or sell non-core assets on favorable terms, we may be forced to defer necessary capital projects, reduce operating flexibility, issue additional equity securities at prices that may be dilutive to existing stockholders, or dispose of assets under adverse market conditions, potentially at values below their carrying amounts. Any such outcome could materially and adversely affect our business, liquidity, results of operations, and financial condition.
Our ownership and operation of 1818 Park exposes us to property-specific risks, including physical condition issues, unanticipated capital expenditures, changes in local market demand, competition from nearby properties, and compliance with zoning, building, and environmental regulations, any of which could increase costs, reduce occupancy, or adversely affect the value and cash flow of the property.
Owning and operating 1818 Park involves risks unique to the property itself. The physical condition of the building may require ongoing repairs, capital expenditures, or upgrades that are more extensive than originally anticipated, particularly as the property ages or as building systems deteriorate. Unforeseen maintenance needs or structural issues could significantly increase operating costs and disrupt tenant occupancy.
In addition, the property’s financial performance depends on local market dynamics, including demand for rental units, competition from newly developed or nearby properties, and demographic or economic shifts that may affect tenant demand. If competing properties offer more attractive amenities, pricing, or locations, 1818 Park could experience reduced occupancy or require rent concessions, thereby decreasing revenues.
The property is also subject to extensive regulation, including zoning restrictions, building codes, health and safety requirements, and environmental laws. Failure to comply with these regulations, or changes in applicable laws, could result in increased compliance costs, restrictions on operations, delays in improvements or redevelopment efforts, or the imposition of fines and penalties.
Together, these property-specific risks could impair our ability to maintain stable occupancy, generate consistent cash flow, or preserve the long-term value of 1818 Park, which in turn could adversely affect our financial condition and results of operations.
Integration of 1818 Park into our broader company operations may present challenges, including aligning property management systems, financial reporting, compliance controls, and strategic priorities, which could increase costs, divert management attention, or limit our ability to realize expected synergies.
The acquisition of 1818 Park requires integration into our broader company operations, which presents operational and strategic risks. Property management systems may not seamlessly align with our existing platforms, potentially requiring additional investment in new technology, staff training, or third-party services. Similarly, integrating financial reporting processes and compliance controls across both our private credit and real estate divisions may be complex, time-consuming, and costly.
In addition, integrating a large mixed-use property into our overall business strategy requires management attention and resources that could otherwise be directed toward our private credit operations or new real estate acquisitions. If our leadership is diverted from core business activities, we may experience inefficiencies, delays in execution, or reduced performance in other parts of our business.

Finally, we may not achieve the expected synergies from combining 1818 Park with our broader operations. Challenges in aligning property-level decision-making with corporate objectives, or in balancing capital allocation priorities across different business lines, may limit our ability to realize the financial and strategic benefits we anticipate. If integration costs are higher than expected or synergies fail to materialize, our financial results, cash flows, and overall growth strategy could be adversely affected.
Our acquisition of 1818 Park through a stock-for-liabilities transaction and the subsequent exchange of EB-5 investor interests for equity expose us to risks related to leverage, dilution, regulatory oversight, and investor relations.
In July 2025, we acquired Block 40, LLC, the owner of 1818 Park, through a $74.3 million stock-for-liabilities transaction. This acquisition required us to assume significant property-level debt and obligations, which could increase our leverage and limit our financial flexibility. If property performance declines or if real estate market conditions deteriorate, the carrying value of the asset and its contribution to our balance sheet could be adversely affected.
In addition, we initiated an offer to EB-5 investors in Block 40 to exchange their preferred membership interests for shares of our common stock. While intended to align investor interests with our long-term growth strategy, this exchange could result in shareholder dilution and potential disputes if investors challenge the terms, valuation, or tax treatment of the exchange. Further, the EB-5 program itself is subject to federal regulatory oversight, and any changes in interpretation or enforcement could affect investor participation or create compliance risks.
Taken together, the property-level debt and EB-5 exchange expose us to risks related to leverage, dilution, regulatory oversight, and investor relations, any of which could adversely affect our business, financial condition, or results of operations.
Because we have limited operating history in real estate relative to more established participants, we may face challenges in executing and scaling our strategy, which could materially and adversely affect our results.
We established our real estate division in 2025, and our operating history in this segment is limited compared to many established real estate owners, operators, and developers. As a result, we lack the depth of historical performance data, tenant relationships, operating infrastructure, and institutional knowledge that more seasoned participants rely upon when managing risk and pursuing growth. This relative inexperience may limit our ability to anticipate or respond effectively to market cycles, leasing trends, redevelopment challenges, or shifts in financing conditions.
In addition, our ability to scale our real estate platform will require significant investment in property management, leasing capabilities, compliance, and reporting systems. Building these competencies may take longer or prove more costly than anticipated. If we are unable to attract and retain the personnel, third-party partners, or systems necessary to operate at scale, our performance may lag behind competitors, reducing our ability to generate consistent rental income or execute value-enhancement strategies.
Moreover, because our broader business is rooted in private credit, there is a risk that real estate operations could be under-resourced or deprioritized relative to other initiatives, further limiting the effectiveness of our execution. If our limited operating history results in missteps in property management, capital allocation, or market selection, our financial results, growth trajectory, and reputation in the real estate market could be materially and adversely affected.
Because repositioning, redevelopment, or execution of our real estate investment strategy may involve construction risk, leasing challenges, regulatory delays, or cost overruns, we may not achieve anticipated returns, and our results of operations and financial condition could be materially and adversely affected.
Our real estate strategy includes repositioning, redevelopment, and other value-enhancement initiatives, all of which expose us to execution risks that may prevent us from realizing expected returns. Construction and redevelopment projects are inherently subject to risks such as unexpected structural or environmental conditions, labor shortages, contractor defaults, supply chain disruptions, and material price volatility. These factors can lead to delays or cost overruns that materially increase the capital required to complete a project and extend the time before a property generates stabilized income.

In addition, redevelopment and repositioning require successful leasing execution, which depends on prevailing market demand, competitive supply, and tenant creditworthiness. There can be no assurance that newly redeveloped or repositioned space will be leased on acceptable terms, or within anticipated timeframes. Prolonged lease-up periods, increased concessions, or elevated tenant improvement costs could reduce rental income and delay the achievement of targeted returns.
Regulatory risks also pose challenges to execution. Zoning restrictions, permitting delays, changes in building codes, or unexpected regulatory requirements may materially increase costs or prevent us from proceeding with a planned repositioning or redevelopment. Because such projects often require substantial upfront capital, any inability to complete them as planned could materially reduce our liquidity and constrain our ability to fund other business operations.
Taken together, these risks mean that redevelopment and repositioning initiatives may not deliver the returns we anticipate. If costs materially exceed budget, projects are delayed, or leasing results fall short of expectations, our financial condition, results of operations, and ability to meet debt service obligations could be materially and adversely affected.
Because the value of our properties securing mortgage loans may decline due to market conditions, operational performance, or other factors, the collateral may not be sufficient to repay the indebtedness in the event of a foreclosure or forced sale, which could materially and adversely affect our financial condition and results of operations.
The mortgage loans secured by our real estate holdings are collateralized by the value of the underlying properties. If property values decline as a result of adverse market conditions, weakened tenant demand, unfavorable changes in interest rates, increased competition, or other operational factors, the collateral supporting our loans may not be sufficient to cover the outstanding debt in the event of foreclosure or a forced sale. In such circumstances, we could be required to recognize significant losses, impairments, or write-downs that would adversely affect our financial condition and results of operations.
Real estate values are inherently volatile and subject to factors outside of our control, including local economic conditions, employment trends, capital market liquidity, demographic shifts, and changes in governmental regulations such as zoning, property taxes, and building codes. Additionally, operational factors—such as declining occupancy, tenant defaults, or unexpected capital expenditures—can negatively impact property performance, further reducing collateral value.
If we are unable to maintain property values at levels sufficient to support our mortgage obligations, lenders could foreclose on the property and we could lose our investment, while still remaining liable for any deficiency between the foreclosure proceeds and the outstanding loan balance. Even if we avoid foreclosure, we may be forced to sell properties at depressed valuations to raise liquidity, which could result in significant realized losses. Any such outcomes would materially and adversely impact our ability to meet debt service requirements, execute our business strategy, and protect shareholder value.
Because our ability to grow our real estate portfolio depends on sourcing and successfully closing attractive acquisitions on favorable terms, any inability to identify, negotiate, or complete acquisitions in a timely manner, or at expected values, could adversely affect our growth strategy and financial results.
Our real estate growth strategy is predicated on identifying, evaluating, and acquiring properties that meet our investment criteria. The success of this strategy depends on our ability to source attractive opportunities, conduct thorough due diligence, negotiate favorable terms, and close transactions efficiently. Competition for high-quality assets is intense, and we face established real estate companies, institutional investors, and private equity firms with greater resources, stronger relationships, and broader operating histories. As a result, we may not be able to acquire desirable properties on terms that meet our return objectives or in sufficient volume to achieve our growth targets.
In addition, acquisitions are subject to numerous uncertainties, including the availability and cost of capital, the accuracy of third-party information, potential regulatory or legal challenges, and the risk that a property may underperform relative to underwriting assumptions. If we are unable to identify and complete acquisitions on favorable terms, our ability to expand our portfolio, diversify revenue streams, and achieve economies of scale will be limited.

Even when acquisitions are successfully completed, integration challenges, such as aligning property management systems, incorporating assets into our compliance framework, and managing financing structures, may delay or prevent us from realizing expected returns. If our acquisitions do not perform as anticipated, or if we are unable to scale our real estate platform through disciplined and timely acquisitions, our growth strategy could be materially and adversely affected, which would negatively impact our financial condition, results of operations, and long-term prospects.
Because our real estate portfolio is concentrated in select geographic markets, our operating results are subject to local economic conditions, regulatory environments, and real estate market trends in those areas, and adverse developments in these markets could disproportionately affect our performance and financial results.
Our real estate investments are concentrated in a limited number of U.S. markets, which exposes us to risks associated with the specific economic, demographic, and regulatory conditions of those regions. Local factors such as employment levels, population growth, consumer demand, infrastructure development, and the availability of financing all directly influence property performance, occupancy rates, and asset values. If one or more of these markets experience an economic downturn, declining real estate demand, or adverse demographic shifts, our revenues and property values could be materially and disproportionately affected.
In addition, local regulations, including zoning laws, rent control measures, property tax assessments, building codes, and environmental restrictions, can significantly impact property operations and profitability. Changes in these laws, or stricter enforcement, could increase our costs, delay redevelopment or repositioning projects, and limit our ability to optimize returns.
Because our current portfolio is not broadly diversified across many geographic areas, the effects of negative developments in one market cannot be easily offset by stronger performance in others. As a result, adverse conditions in the select markets where we operate could materially and adversely impact our financial condition, results of operations, and growth prospects.
We face competition from established real estate owners, operators, and developers with greater resources, market presence, and operating experience, which may limit our ability to source acquisitions, attract tenants, achieve favorable lease terms, or realize our business objectives.
The real estate industry is highly competitive, and we compete with a large number of established owners, operators, and developers who have substantially greater financial resources, broader market presence, deeper operating experience, and longer-standing industry relationships than we do. Many of these competitors are able to access capital at lower costs, pursue larger or more complex transactions, and absorb operating risks more effectively than we can.
As a result, we may be at a disadvantage in identifying, negotiating, and acquiring attractive properties, particularly those located in supply-constrained or high-demand markets. We may also face challenges in attracting and retaining tenants, as larger and more established landlords may be able to offer more favorable lease terms, greater tenant improvement allowances, or stronger reputational benefits.
In addition, developers with significant resources may introduce new properties that increase competition for tenants in our markets, placing downward pressure on rental rates and occupancy. These dynamics could reduce the performance of our properties, delay or impair our growth strategy, and limit our ability to achieve our business objectives.
The valuation of our real estate assets is inherently uncertain and may not accurately reflect the prices we could realize upon sale or refinancing, which could result in material differences between reported values and actual transaction outcomes.
The value of our real estate assets is inherently subjective and depends on numerous factors, many of which are beyond our control. Independent appraisals, broker opinions, and management estimates rely on assumptions regarding property income, operating expenses, market rent levels, capitalization rates, and broader economic conditions. These assumptions may not prove accurate over time, particularly in periods of market volatility or when comparable transaction data is limited.

Because real estate markets are influenced by local supply and demand dynamics, interest rates, capital availability, and investor sentiment, the values we assign to our properties may differ materially from the amounts we would realize in an actual sale, refinancing, or other transaction. In addition, the carrying values reported in our financial statements may not reflect current market conditions or the liquidity of our properties.
If actual transaction outcomes are materially lower than reported or estimated values, we could be required to record impairment charges, accept less favorable refinancing terms, or dispose of properties under adverse conditions. Any such developments could adversely affect our financial condition, results of operations, and ability to execute our business strategy.
Market rents and real estate sales prices are subject to fluctuations driven by local supply and demand dynamics, interest rate environments, capital market conditions, and broader economic cycles, and such volatility could materially impact our rental income, asset valuations, and the proceeds we realize upon a sale or refinancing.
The performance and value of our real estate assets are highly dependent on external market conditions that we do not control. Market rents can decline if supply of comparable properties increases, demand from tenants weakens, or broader economic conditions reduce consumer or business spending. Similarly, the sales prices achievable for our properties may be adversely affected by higher interest rates, reduced availability of financing, capital market dislocations, or declines in investor appetite for real estate in our target markets.
Volatility in rental rates and property values directly influences our ability to generate stable cash flows and realize expected returns. Lower rental income could reduce operating margins and impair our ability to service debt or fund property improvements, while lower sales prices could limit the proceeds we receive upon a disposition or refinancing. Periods of market stress may also increase the risk that we are forced to sell properties at depressed prices or accept refinancing terms that are less favorable than anticipated.
If market rents or sales prices decline significantly, the value of our assets, our revenues, and our ability to execute our business strategy could be materially and adversely affected.
Our real estate revenues depend on our ability to successfully attract condominium buyers and tenants through broker networks, advertising campaigns, referrals, and promotional efforts, and any failure or increased cost in executing these strategies could materially impact sales velocity, occupancy rates, and pricing power.
The success of our condominium sales and leasing activities depends on our ability to effectively market properties to potential buyers and tenants. We rely on broker networks, digital and traditional advertising, referral programs, and on-site promotional campaigns to generate sales and leasing activity. If these strategies are unsuccessful, ineffective, or become more costly, we may experience slower sales velocity, higher vacancy rates, extended absorption periods, or reduced rental pricing power.
Competition from other developers and landlords offering comparable residential or commercial properties may also limit our ability to attract buyers and tenants on favorable terms. Market conditions, such as rising interest rates, shifts in consumer demand, or broader macroeconomic downturns, could further weaken the effectiveness of our marketing efforts and diminish demand for our properties.
In addition, the success of our marketing strategies depends on our ability to allocate resources efficiently across multiple projects and adapt to evolving consumer preferences, including increased reliance on digital platforms and broker incentives. Failure to implement effective, targeted, and cost-efficient marketing and sales strategies could materially and adversely affect our real estate revenues, profitability, and overall business performance.

Risks Related to the Dolomite Transaction and the Company’s Digital-Asset Activities
The Company’s recent transaction involving digital tokens presents unique risks, including volatility, valuation uncertainty, and evolving regulatory treatment.
On November 3, 2025, the Company, doing business as Stewards Inc., entered into a Securities Purchase Agreement (the “Agreement”) with Dolomite Foundation, a Cayman Islands foundation acting for itself and on behalf of its syndicate of investors (the “Dolomite Syndicate”). Pursuant to the Agreement, the Company agreed to issue pre-funded warrants to purchase up to 2,450,980 shares of its common stock. The economic value per warrant share is $4.08, based on the 30-trading-day volume-weighted average price (“VWAP”) of the Company’s common stock for the period from September 19, 2025 through October 30, 2025. The warrants have an exercise price of $0.0001 per share and are structured in ten separate tranches, each associated with up to $1,000,000 of potential consideration payable in $DOLO tokens if the applicable contractual conditions are satisfied.
Each tranche becomes eligible for exercise only upon achievement of specified $DOLO 30-day VWAP milestones. As of the date of this report, none of the milestone thresholds have been achieved, no warrant tranches have become exercisable, no $DOLO tokens have been released to the Company, and the Company has not received any consideration or realized any economic benefit under the Agreement. The milestone conditions are based primarily on the future market performance of $DOLO and are outside the Company’s control. If the applicable milestones are not achieved, some or all of the contemplated tranches may never become exercisable.
The Agreement represents a long-term strategic framework relating to the potential future evaluation of digital-asset technologies. Because no milestones have been achieved and no consideration has been received, the Agreement does not currently provide operating liquidity, capital resources, or funding for the Company’s Private Credit or Real Estate segments. Management currently believes that, if the contractual milestones are achieved at all, any potential economic or operational benefits would likely be realized over a multi-year period, potentially within approximately 24 to 36 months. However, there can be no assurance that any milestone will be achieved, that any tranche will become exercisable, or that the Company will ultimately receive any economic benefit under the Agreement.
If and when any $DOLO tokens are released from the multi-signature escrow wallet to the Company, they will be accounted for as digital assets under U.S. GAAP and measured at fair value at each reporting date in accordance with ASC 820, Fair Value Measurement. Fair value will be determined using quoted prices from the principal (or most active) market for $DOLO at the measurement date. The Company will select the principal market based on trading volume and liquidity at the time of measurement and will apply appropriate Level 1 or Level 2 inputs. Any resulting unrealized gains or losses from changes in fair value will be recognized in earnings in the period they occur.
As of August 10, 2026, CoinGecko reported an indicative price for $DOLO of approximately $0.024 per token and an indicative market capitalization of approximately $12.2 million, based on a circulating supply of approximately 509.5 million tokens. Over the preceding period, publicly available trading data reflected meaningful price volatility, with the token trading in a range of approximately $0.020 to $0.025 in recent weeks. During this time, $DOLO has continued to experience frequent daily price fluctuations and periodic intra-day movements. Trading activity remains limited relative to larger digital assets, and market prices may be significantly affected by changes in liquidity, market sentiment, trading volumes, and other factors.

The market for $DOLO is highly volatile and subject to rapid price changes driven by broader crypto-market sentiment, liquidity conditions on decentralized exchanges, and project-specific developments. As a result, any future fair-value measurement of $DOLO tokens held by the Company could introduce material mark-to-market gains or losses in our results of operations in future periods. There can be no assurance that a liquid market for $DOLO will persist or that the Company will be able to realize the recorded fair value upon any eventual sale or use of the tokens.

All digital-asset activities contemplated under the Agreement remain contingent and conditional. The Company does not currently hold any $DOLO tokens, has not received any proceeds under the Agreement, and has not implemented any digital-asset technologies within its operations. The Agreement is currently intended to support the Company’s evaluation of potential future tokenization, settlement, and digital-asset infrastructure opportunities and should not be viewed as a source of current operating liquidity, capital resources, or funding for the Company’s Private Credit or Real Estate segments. Any future realization of benefits under the Agreement depends on achievement of contractual milestone thresholds, evolving regulatory and accounting considerations, development of appropriate internal controls and custody arrangements, cybersecurity safeguards, and overall market conditions.

Should the Company receive consideration under the Securities Purchase Agreement are tied to the market value of a single digital token, significant volatility in the $DOLO token price could lead to unpredictable funding levels, valuation changes, and potential tax or liquidity impacts that may adversely affect the Company’s financial condition.

The $DOLO token, which serves as the form of consideration under the Company’s Securities Purchase Agreement (“SPA”) with the Dolomite Foundation, trades on unregulated digital-asset exchanges that are subject to extreme price volatility, varying liquidity, and limited regulatory oversight. The Company’s ability to receive any consideration under the SPA depends entirely on the achievement of contractual milestones tied to the market performance of the $DOLO token. As of the date of this report, none of the applicable milestone thresholds have been achieved, no warrant tranches have become exercisable, and the Company has not received any $DOLO tokens under the SPA. Tokens are released to the Company in stages only after predetermined 30-day volume-weighted average price (“VWAP”) milestones are achieved. If the $DOLO token fails to reach these milestones, the corresponding portion of tokens will not be released, and the associated tranches of pre-funded warrants will be cancelled. Accordingly, the Company may receive substantially less than the aggregate amount contemplated by the SPA, or experience extended delays before any tranche becomes exercisable, or may never receive any consideration under the SPA.

Even if milestones are met, $DOLO tokens may fluctuate significantly in value between the date of release and any subsequent liquidation or use by the Company. Because digital-asset markets are decentralized and not subject to the same trading, clearing, or reporting requirements as traditional securities exchanges, token prices may be influenced by speculative activity, large holders, automated trading algorithms, or market manipulation. As a result, the fair value of tokens held by the Company could decline rapidly and materially, adversely affecting reported results and liquidity.

If the Company ultimately receives $DOLO tokens pursuant to the SPA, material increases in the value of those tokens could produce unrealized mark-to-market gains for accounting purposes, which may be subject to current U.S. tax recognition even though the Company has not converted the tokens into cash. This could create a cash-flow mismatch, where the Company incurs tax liabilities on paper gains without having liquid assets available to satisfy such obligations. Because the Company’s ability to sell or convert tokens may also be constrained by lock-ups, exposure limits, or market conditions, significant volatility could lead to earnings volatility, unexpected tax obligations, or short-term liquidity strain.

In addition, if $DOLO trading volumes or exchange availability decline, the Company may encounter difficulty obtaining reliable market data to establish fair value under U.S. GAAP. Any resulting valuation adjustments, impairments, or restatements could materially affect the Company’s financial statements and investor perception. There can be no assurance that the Company will be able to realize the expected value of the tokens received under the SPA, or that token price volatility will not materially and adversely affect its results of operations, financial position, or cash flows.

Tokens issued under the Securities Purchase Agreement are subject to contractual, market, and regulatory restrictions that may delay or prevent their conversion into cash or other usable assets, constraining the Company’s ability to fund operations, repay obligations, or deploy capital in accordance with its strategic objectives.

If the Company receives $DOLO tokens pursuant to the Securities Purchase Agreement (“SPA”), such tokens may be subject to contractual, market, custodial, and regulatory restrictions that could limit the Company’s ability to freely convert, liquidate, or otherwise utilize them. As of the date of this report, the Company has not received any $DOLO tokens, and no warrant tranches have become exercisable under the SPA. The SPA and related agreements restrict the sale or disposition of tokens for a defined period following each release, and also impose conditions tied to overall digital-asset exposure on the Company’s balance sheet. These limitations are designed to ensure compliance with applicable securities and listing regulations but may delay or prevent the Company from realizing the economic value of any tokens received or deploying such assets in connection with future strategic initiatives.

Furthermore, the $DOLO token currently trades in limited volumes on unregulated digital-asset exchanges, and there can be no assurance of sustained liquidity or reliable market access. If trading volumes decline, or if the Company’s counterparties or custodians experience disruptions, the Company may be unable to sell tokens at prevailing market prices or in sufficient quantities to realize the expected value of any tokens received or convert such assets into cash on favorable terms. In addition, significant price volatility could make it impractical to hedge exposure through offsetting positions or derivative instruments, particularly if counterparties or compliant products are unavailable.

Because digital tokens are treated as non-cash assets under U.S. GAAP, the Company’s ability to convert them into cash equivalents for operational purposes depends on the existence of functioning exchanges, custodial arrangements, and counterparties willing to transact at observable prices. Any sustained inability to convert or repurpose the tokens could adversely affect the Company’s liquidity, capital resources, and financial condition, and may also increase volatility in reported earnings due to mark-to-market accounting requirements.

Because digital-asset custody depends on emerging technologies and valuation relies on prices from non-regulated markets, the Company may encounter risks related to loss, misstatement, or differing interpretations of applicable accounting standards, which could lead to delays, restatements, or increased audit scrutiny.

If the Company receives tokens under the SPA, the Company currently anticipates maintaining custody of such tokens through a multi-signature digital wallet administered in coordination with independent third-party service providers. While multi-signature custody is designed to reduce single-point-of-failure risk, it still depends on the integrity of private key management, secure communication protocols, and coordinated authorization among signatories. A loss, theft, or compromise of any private key, or an operational failure or cyber-security breach affecting one or more custodians, could result in the permanent loss of tokens, as digital assets typically cannot be recovered once transferred or misappropriated. The Company’s ability to access or transfer tokens may also be delayed or restricted if a custodian experiences insolvency, operational downtime, or regulatory enforcement action.

In addition, digital-asset valuation and accounting involve inherent complexity and professional judgment. The fair value of tokens is determined using quoted prices from digital-asset exchanges that are not subject to the same regulatory oversight, market surveillance, or audit standards as national securities exchanges. Prices may vary significantly across exchanges, and trading volumes may be thin or subject to manipulation. Consequently, management’s determination of fair value could differ materially from prices realized upon eventual sale or conversion, potentially requiring valuation adjustments, impairments, or restatements in future reporting periods.

Moreover, as digital-asset accounting guidance continues to evolve, auditors or regulators may challenge the Company’s valuation methods, classification, or disclosures under U.S. GAAP. Any such challenge could result in delayed filings, increased audit costs, or financial statement revisions, and could adversely affect investor confidence in the Company’s financial reporting and controls.

As regulatory expectations evolve and public scrutiny of digital-asset participation increases, the Company’s association with token-based financing and blockchain initiatives may result in heightened compliance review, delays in listing approval, or negative investor perception, any of which could impact access to capital and market valuation.

Although the Company’s digital-asset initiatives remain in the evaluation stage, regulators, exchanges, auditors, and institutional investors may perceive the Company as having increased exposure to digital-asset related risks as a result of its strategic relationship with the Dolomite Foundation and its publicly disclosed digital-asset strategy. The regulatory environment governing digital assets remains fluid and varies significantly across jurisdictions. U.S. federal and state agencies, including the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the Financial Crimes Enforcement Network (“FinCEN”), continue to evaluate the classification and treatment of digital tokens, token-based financing structures, and related custody and accounting standards. There can be no assurance that future guidance, rulemaking, or enforcement actions will not impose new licensing, registration, disclosure, or capital requirements that could increase costs, delay filings, or limit the Company’s ability to expand its digital-asset initiatives.

Additionally, national securities exchanges and other trading markets may apply heightened scrutiny to issuers with significant digital-asset exposure. Such review processes may require additional disclosure regarding the Company’s digital-asset activities, including information relating to valuation methodologies, internal controls, cybersecurity safeguards, custody arrangements, and counterparty risk management. Any such review or additional disclosure requirements could increase costs, delay strategic initiatives, or limit the Company’s ability to pursue certain capital markets transactions in the future. Even if the Company remains in compliance with applicable laws and regulations, association with digital-asset activities may create perception risk among certain investors, lenders, counterparties, or strategic partners who may view the sector as speculative, volatile, or subject to evolving legal and regulatory frameworks.

The Company’s reputation and access to capital markets therefore depend on maintaining strong compliance standards, transparent disclosures, and alignment with evolving regulatory expectations. Any adverse regulatory development, reputational event, or change in listing standards could materially affect the Company’s ability to access capital markets, attract institutional investment, pursue strategic initiatives, or implement aspects of its long-term digital-asset strategy.

As of the date of this report, the Company has not received any $DOLO tokens, no warrant tranches have become exercisable under the Dolomite SPA, and the Company has not implemented any digital-asset technologies within its operations. Nevertheless, the Company’s association with digital-asset initiatives may subject it to additional scrutiny from regulators, investors, lenders, auditors, and securities exchanges.

Because any future delivery and custody of tokens under the Securities Purchase Agreement depend on the performance and reliability of the Dolomite Foundation and its designated escrow agents, any operational failure, insolvency, or breach by those parties could result in delayed funding, loss of tokens, or limited ability to enforce contractual rights.

If and when tokens are delivered under the SPA, the Company would expect to rely on the Dolomite Foundation and its designated escrow agents for the custody, release, and verification of digital tokens delivered under the Securities Purchase Agreement (“SPA”). As of the date of this report, none of the contractual milestone thresholds have been achieved, no warrant tranches have become exercisable, and the Company has not received any $DOLO tokens under the SPA. Any $DOLO tokens delivered under the SPA would be held in a multi-signature wallet structure that requires coordination among several signatories to authorize transfers. The Company does not directly control all private keys associated with the escrow account and must therefore depend on the integrity and operational reliability of the counterparties administering the arrangement. If the Dolomite Foundation, any syndicate member, or an escrow signatory fails to perform its obligations, becomes insolvent, is subject to sanctions, or loses access to wallet credentials, the Company may be unable to obtain the tokens to which it is entitled or may experience delays in receipt. Because blockchain-based transactions are irreversible and not governed by centralized clearing systems, contractual remedies may be limited in practice, and recovery through litigation or arbitration may be uncertain, costly, or impracticable. Any failure or dispute involving the Foundation or its escrow agents could result in the partial or total loss of tokens, delay or prevent the Company’s receipt of any consideration under the SPA, reduce the value ultimately realized from the arrangement, or adversely affect the Company’s ability to pursue aspects of its potential future digital-asset strategy.

Changes in tax or financial-reporting treatment of digital-asset transactions could increase the Company’s tax liabilities, create reporting mismatches, or require restatements.

The U.S. federal and state tax treatment of digital-asset transactions continues to evolve, and future regulatory or interpretive developments could materially affect how token-based consideration is recognized, valued, or taxed. If tax authorities revise or clarify existing guidance governing mark-to-market recognition, fair-value accounting, or the classification of digital-asset receipts, the Company may be required to amend prior returns, remeasure deferred taxes, or record additional tax liabilities. Inconsistent treatment between book and tax reporting could also increase the Company’s effective tax rate, generate temporary timing differences in earnings, or create uncertainty in forecasting cash-tax obligations. Because digital-asset transactions are novel and may lack precedent under Internal Revenue Service or Financial Accounting Standards Board (“FASB”) rules, subsequent guidance could necessitate changes in accounting policies or financial statement presentation. Any such change could lead to amended filings, higher compliance costs, or potential penalties for underpayment, which could adversely affect the Company’s financial results and investor confidence.

If the Company receives digital assets in the future, failures, vulnerabilities, or cyberattacks affecting blockchain networks or custody systems could result in loss, impairment, or misstatement of such assets.

The operation of blockchain networks, smart-contract systems, and digital-asset custody solutions depends on complex software, cryptographic protocols, and reliable internet infrastructure. Defects, coding errors, or deliberate attacks—such as “51% attacks,” network forks, denial-of-service incidents, or smart-contract exploits—could impair the ability to verify transactions or transfer tokens held by the Company. Because digital assets are generally irreversible once transferred, a loss or compromise of private keys, multisignature access, or custodial systems could permanently reduce, impair, or eliminate the value of any digital assets that the Company may hold in the future. In addition, cybersecurity breaches, unauthorized access by insiders or third parties, or operational failures at wallet providers or escrow participants could lead to misappropriation, downtime, or data loss. Any such event could disrupt the Company’s ability to use, account for, or safeguard the tokens that may be received under the Securities Purchase Agreement, and could result in financial loss, increased compliance costs, or adverse effects on financial reporting and investor confidence.

As of the date of this report, the Company does not hold any digital assets and has not received any $DOLO tokens under the Dolomite SPA.

If the Company receives token holdings under the Securities Purchase Agreement that are limited to $DOLO, a single digital asset issued by a third-party platform, adverse movements in the digital-asset market or unfavorable regulatory developments affecting similar tokens could have a disproportionate impact on the Company’s liquidity, valuation, and overall financial condition.

If the Company receives tokens under the Securities Purchase Agreement, such holdings would consist entirely of $DOLO tokens, a single digital asset issued by an independent third-party ecosystem not controlled by the Company. This concentration increases the Company’s exposure to risks associated with the performance, governance, and adoption of the Dolomite platform. The market value and liquidity of $DOLO may also be closely correlated with overall cryptocurrency market conditions, including changes in investor sentiment, regulatory actions, or macroeconomic developments affecting the digital-asset sector as a whole. A decline in digital-asset valuations—whether or not specific to Dolomite—could materially reduce the value of the Company’s token holdings, affect its reported results, and limit its ability to execute planned transactions. If the Company ultimately receives and holds $DOLO tokens, adverse movements in the $DOLO token or the broader digital asset market could have a disproportionate impact on the value of such holdings and the economic benefits, if any, realized under the Securities Purchase Agreement.

Changes in accounting or classification standards for digital assets could require the Company to revise its financial reporting, resulting in restatements or compliance costs.

The accounting treatment of digital assets remains subject to evolving guidance from the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”), and other regulatory bodies. Future updates to accounting standards or interpretations could change how digital-asset holdings are recognized, measured, or disclosed, including whether tokens are treated as intangible assets, financial instruments, or other asset classes. Such changes may require the Company to adjust previously issued financial statements, modify internal controls, or adopt new valuation methodologies. In addition, uncertainty regarding the classification of tokens received under the Securities Purchase Agreement could create inconsistencies in reporting or timing differences in earnings recognition. Any of these developments could increase audit complexity, lead to additional compliance costs, or affect comparability of financial information across reporting periods.

Digital-asset custody exposes us to counterparty insolvency and bankruptcy risk; if a custodian becomes insolvent, our access to, or recovery of, any $DOLO could be delayed, limited or lost.

If and when any $DOLO tokens are released to us under the Dolomite SPA, we currently intend to hold such tokens with a third-party qualified custodian, if available for $DOLO. As of the date of this report, no milestone thresholds under the Dolomite SPA have been achieved, no warrant tranches have become exercisable, and we do not hold any $DOLO tokens. If suitable custodial support is unavailable, we may use a Company-controlled institutional MPC (multi-party computation) wallet arrangement. In either case, digital-asset custody presents risks that differ from cash and traditional securities. If a third-party custodian that safeguards our digital assets were to experience financial distress, become insolvent or enter bankruptcy proceedings, our assets could be delayed, frozen, or become subject to the custodian’s estate, and recoveries—if any—could be uncertain and protracted. Even where custodians maintain segregation arrangements, the legal treatment of customer digital assets in an insolvency proceeding remains unsettled and outcomes may vary by jurisdiction and fact pattern.

In addition, insurance specific to $DOLO may be unavailable or limited, and institutional MPC/self-custody arrangements typically do not carry third-party insurance. Operational risks—such as custodian process failures, cyber incidents, smart-contract vulnerabilities, key-management errors, or non-performance by any required authorizer—could also result in partial or total loss, inaccessibility, or delays in accessing $DOLO. Any such event could require us to record impairments or realized losses, impair our ability to value the asset reliably, reduce the value ultimately realized from any digital assets received under the Dolomite SPA, and adversely affect our business, financial condition and results of operations. For additional information on our current and potential custody arrangements.

Risks unique to $DOLO and other digital assets that may be received under the Dolomite SPA

As of the date of this report, no milestone thresholds under the Dolomite SPA have been achieved, no warrant tranches have become exercisable, and the Company does not hold any $DOLO tokens. The risks described below relate to potential future receipt, ownership, custody, valuation, and disposition of $DOLO tokens if the applicable contractual milestones are achieved and tokens are ultimately received by the Company.

Protocol and DAO governance risk (veDOLO).

Dolomite protocol governance is conducted by veDOLO (vote-escrowed DOLO) holders, not plain DOLO holders. Governance decisions (e.g., parameter changes, incentive designs, and tokenomics updates) are outside our control and could adversely affect $DOLO’s utility, demand, or supply (for example, by changing reward mechanics or enabling protocol-level inflation). Any adverse governance outcome could negatively impact $DOLO’s market price and, if we hold tokens, our reported results.

Token supply, unlock, and concentration risk.

Public materials indicate that $DOLO’s total supply is 1,000,000,000 with significant allocations to programmatic/community incentives, team, investors, and a foundation treasury. Future token releases under those schedules and concentrations (including the foundation’s treasury) may create “overhang” and increase selling pressure, which could depress prices or heighten volatility. We do not control those schedules or allocations.

Cross-chain and bridge risk.

$DOLO operates across multiple chains using a burn-and-mint model with cross-chain interoperability (e.g., via Chainlink CCIP), which introduces bridge, messaging, and smart-contract dependencies. Bugs, exploits, mis-configurations, or consensus events (including forks) on any supported chain or bridge could impair token movement, disrupt liquidity, or cause loss of funds.

Smart-contract and network-level risk (gas, congestion, forks).

$DOLO transfers on Arbitrum/Ethereum require ETH gas and are subject to L2 execution costs and L1 data-posting fees that vary with network conditions. Network congestion, fee spikes, re-orgs, or protocol changes could impair transfers or settlement, adversely affecting liquidity or our ability to transact.

Market-structure and liquidity risk.

$DOLO trades on multiple venues with varying liquidity, standards, and controls; prices can differ materially between venues and may change rapidly. Publicly reported market prices, trading volumes, and market capitalization metrics for $DOLO may vary significantly across reporting services and over time. Listing changes, delistings, or venue outages could reduce liquidity or price discovery, increasing fair-value volatility in our results if we hold tokens.

Regulatory and enforcement uncertainty.

Crypto-asset markets continue to face evolving U.S. and non-U.S. regulatory scrutiny. The SEC staff has highlighted the need for tailored disclosure of crypto-market developments, counterparty exposures, and safeguarding policies; changes in regulation, enforcement priorities, or exchange policies could adversely affect $DOLO’s liquidity, trading, or our ability to hold or dispose of tokens.

Fair-value measurement and accounting/tax developments.

If we receive $DOLO, we will measure it at fair value using quoted prices from the principal market (ASC 820). Changes in accounting or tax guidance (including treatment of equity-like tokens, sale restrictions, or valuation inputs) could affect financial reporting or tax outcomes.

Custody and insurance limitations.

Even where third-party custodians are available, segregation terms, insurance coverage, and legal treatment of digital assets in custodian insolvency are unsettled and may vary by jurisdiction. Institutional MPC/self-custody arrangements typically do not carry separate third-party insurance, increasing the severity of any operational loss.

Risks Related to Acquisitions

We have in the past made, and in the future may make, acquisitions and investments that could divert management’s attention, result in operating difficulties and dilution to our shareholders and otherwise disrupt our operations and adversely affect our business, operating results or financial position.

Pursuing strategic and value-enhancing acquisitions or investment opportunities is one of our key growth strategies and has been an important contributor to our past growth. We may also in the future evaluate potential divestitures to align with our growth strategy. Any transactions that we enter into could be material to our financial condition and results of operations. Acquisitions and integrations or divestitures could create unforeseen operating difficulties and expenditures, whether or not such transactions are ultimately completed. Acquisitions, divestitures, and investments involve a number of risks, such as:

•diversion of management time and focus from operating our business;
•use of resources that are needed in other areas of our business;
•in the case of an acquisition, implementation or remediation of controls, procedures and policies of the acquired company;
•in the case of an acquisition, difficulty integrating the accounting systems and operations of the acquired company;
•in the case of an acquisition, coordination of product, engineering and selling and marketing functions, including difficulties and additional expenses associated with supporting legacy services and products and hosting infrastructure of the acquired company and difficulty converting the customers of the acquired company onto our systems, platforms and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;
•in the case of an acquisition, difficulty integrating, supporting or enhancing acquired product lines or services, including difficulty in transitioning acquired solutions developed with different source code architectures to our integrated platforms, difficulty in supporting feature development across our full suite of house-built and acquired solutions and strain on resources from marketing and supporting multiple platforms prior to integration;
•in the case of an acquisition, retention and integration of employees from the acquired company, and preservation of our corporate culture;
•in the case of an acquisition, reliance on certain existing executive teams of acquired companies in new industries;
•in the case of an acquisition or divestiture, difficulty delivering on our product strategy, including building a platform that enables us to drive value across our full ecosystem of merchants, suppliers and consumers;
•unforeseen costs or liabilities;
•adverse effects to our existing business relationships with partners and customers as a result of the acquisition, investment or divestiture;
•the possibility of adverse tax consequences;
•in the case of an acquisition or divestiture, we may not be able to secure required regulatory approvals or otherwise satisfy closing conditions for a proposed transaction in a timely manner, or at all;
•fluctuations in the value of our investments, impairment to the value of our investments, or the failure to realize a return on such investments;
•regulatory risks, litigation or other claims inherited from or arising in connection with the acquired company, investment or divestiture;
•in the case of a divestiture, unforeseen loss of institutional knowledge, resources, know-how, or other assets;
•in the case of a divestiture, potential contractual obligations may trigger, such as change of control obligations, which may negatively impact our ability to execute on such divestiture, our business, our financial condition, or our operating results; and
•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.

Acquisitions and investments may also result in dilutive issuances of equity securities, which could adversely affect our share price, or result in issuances of securities with superior rights and preferences to the subordinate voting shares or the incurrence of debt with restrictive covenants that limit our future uses of capital in pursuit of business opportunities. Divestitures may also not be well-received by the market, which could adversely affect our share price.

We may not be able to identify acquisition or investment opportunities that meet our strategic objectives, or to the extent that such opportunities are identified, we may not be able to negotiate terms with respect to the acquisition or investment that are acceptable to us. In addition, the acquisitions and investments that we consummate may fail to achieve our strategic objectives, in which case we may shut down, divest, or otherwise exit the acquired business or investment, which could harm our reputation and adversely affect our financial position and results of operations.

Businesses we acquire may not have disclosure controls and procedures and internal controls over financial reporting, cybersecurity controls and data privacy compliance programs, or their existing controls and programs may be weaker than or otherwise not in conformity with ours.

Upon consummating an acquisition, we seek to implement our disclosure controls and procedures, our internal controls over financial reporting as well as procedures relating to cybersecurity and compliance with data privacy laws and regulations at the acquired company as promptly as possible. Depending upon the nature and scale of the business acquired, the implementation of our disclosure controls and procedures as well as the implementation of our internal controls over financial reporting at an acquired company may be a lengthy process and may divert our attention from other business operations. Our integration efforts may periodically expose deficiencies or suspected deficiencies in the controls, procedures and programs of an acquired company that were not identified in our due diligence undertaken prior to consummating the acquisition. Where there exists a risk of deficiencies in controls, procedures or programs, we may not be in a position to comply with our obligations under applicable laws, regulations, rules and listing standards or we may be required to avail ourselves of scope limitations with respect to certifications required thereunder, and, as a result, our business and financial condition may be materially harmed.

We may consider potential business or asset acquisitions in different industries, and stockholders may have no basis at this time to ascertain the merits or risks of any business or asset that we may ultimately operate or acquire.

Our business strategy contemplates the potential acquisition of one or more additional operating businesses or other assets that we believe will provide better returns on equity than our previous businesses and/or enhance the returns achieved from our current operating segments. There is no current basis for stockholders to evaluate the possible merits or risks of a target business or asset with which we may ultimately consummate a business combination, acquisition, or other investment. Although we will seek to evaluate the risks inherent in any particular business or acquisition opportunity, we cannot assure stockholders that all of the significant risks present in that opportunity will be properly assessed. Even if we properly assess those risks, some of them may be outside of our control or ability to assess. We may pursue business combinations, asset acquisitions, or investments that do not require stockholder approval and, in those instances, stockholders will most likely not be provided with an opportunity to evaluate the specific merits or risks of any such transaction before we become committed to the transaction(s).

Resources will be expended in researching potential acquisitions and investments that might not be consummated.

The investigation of target businesses and assets and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments has required and will continue to require substantial management time and attention, in addition to costs for accountants, attorneys, and others engaged from time to time to assist management. If a decision is made not to complete a specific business combination, asset acquisition, or other investment, the costs incurred up to that point relating to the proposed transaction likely would not be recoverable and would be borne by us. Furthermore, even if an agreement is reached relating to a specific opportunity, we may fail to consummate the transaction for any number of reasons, including those beyond our control.

Subsequent to an acquisition or business combination, we may be required to take write-downs or write-offs, incur restructuring costs, and incur impairment or other charges that could have a significant negative effect on our financial condition, results of operations, and share price, which could cause stockholders to lose some or all of their investments.

Even if we conduct extensive due diligence on a target business with which we combine or an asset which we acquire, we cannot assure stockholders that this diligence will identify all material issues that may be present with respect to a particular target business or asset, that it would be possible to uncover all material issues through a customary and reasonable amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and therefore will not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or associated with a target asset, or by virtue of our obtaining debt financing in connection with our future operations. Accordingly, stockholders could suffer a significant reduction in the value of their shares.

We are acquiring The Hawthorne on an “AS IS” basis with limited representations from the seller, and the property has a failed septic system.

On June 5, 2026, we entered into a Purchase and Sale Agreement to acquire The Hawthorne, a seasonal hospitality property located in Chatham, Massachusetts, for a purchase price of $20.0 million. The transaction is structured as an “AS IS” acquisition with limited representations and warranties from the seller. The original 60-day due-diligence period has expired. As of the date of this Quarterly Report, we are negotiating with the seller to amend the agreement to extend the due-diligence period. No extension has been executed, the seller is not obligated to agree to an extension, and there can be no assurance that our negotiations will be successful. Unless and until a written extension is executed, the original due-diligence deadline and the other terms of the agreement remain in effect. The agreement does not contain a financing contingency, and our failure to complete the acquisition in accordance with its terms could result in the loss of our $1.0 million deposit.

The septic system serving the property has failed a Title V inspection. We have agreed to accept the property in its current condition and to assume all responsibility and costs associated with the septic system, including any required repairs, upgrades, or compliance obligations. There can be no assurance that the costs to bring the septic system into compliance will not be material.

In addition, we will assume certain post-closing obligations, including the honoring of advance guest deposits and prepaid occupancy amounts relating to periods after closing. The seller will retain all pre-closing liabilities.

Because the acquisition is being completed on an “AS IS” basis with limited seller representations, we may be exposed to undisclosed conditions or liabilities that could adversely affect the property’s operations, value, or our financial results. Furthermore, because the Purchase and Sale Agreement does not contain a financing contingency, our inability to obtain financing on acceptable terms could result in the loss of our $1.0 million deposit and could have a material adverse effect on our business and liquidity.

Risks Related to Our Management and Control Persons

We rely heavily on our management, and the loss of their services could adversely affect our business.

Our success is highly dependent upon a well-structured and diversely appointed Board of Directors, Officers and Directors. The loss of Key Personnel within the organization could have a material adverse effect on the Company and its business operations.

The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our potential controlled company status and the concentration of voting power among our Founders could limit your ability to influence corporate matters.

As of the date of this report, there are 211,149,963 shares of common stock, 71,250,000 shares of Series A preferred Stock, and 10,000,000 shares of Series B Preferred Stock outstanding.

We have a multi-class voting structure under which our Founders collectively control approximately 87% of the total voting power of the Company. As a result, we would qualify as a “controlled company” under the rules of a national securities exchange or other eligible market if our common stock were to become listed or quoted on such market and applicable ownership thresholds are satisfied. We do not currently satisfy the listing standards of any national securities exchange, and there can be no assurance that our common stock will ever be listed on a national securities exchange or quoted on another eligible market.

Vincent Napolitano, Shaun Quin, and Glen Steward (the “Founders”), through a Voting Agreement dated August 25, 2025 governing 10,000,000 shares of Series B Preferred Stock (each with 50 votes per share), collectively control approximately 87% of the voting power of our company. Under the Voting Agreement, Forfront Capital, LLC (the current holder of all Series B Preferred Stock) has agreed to vote its shares in accordance with the direction of a majority vote of the Founders. The Company's President holds an irrevocable proxy to vote the Series B shares in accordance with the Founders' direction. The irrevocable proxy and Voting Agreement are effective for 15 years (with the ability to extend) and terminate only upon mutual agreement of the parties, no outstanding Series B shares, or the dissolution of the Company. This structure effectively gives the Founders perpetual voting control unless the proxy is revoked or the shares are converted or sold in a manner that terminates the agreement.

Companies that qualify as “controlled companies” under the rules of a national securities exchange may be permitted to elect not to comply with certain corporate governance requirements, including:

▪the requirement that a majority of the board of directors consist of independent directors;
▪the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
▪the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
▪the requirement for an annual performance evaluation of the nominating and governance committee and compensation committee.
Companies that qualify as controlled companies would still be required to comply with other applicable corporate governance requirements, including requirements relating to audit committees and executive sessions of independent directors.

If we are ever a “controlled company,” we would be permitted to elect not to comply with certain corporate governance requirements. Although we are eligible to rely on these exemptions, we do not intend to do so, even if we are deemed a controlled company.

We have appointed independent directors (Zachary Graeve, Wael Barsoum and John Bode) and established fully independent committees to ensure robust oversight and enhanced protections for our shareholders. Separately, the Board has approved and implemented a new leadership structure and Board composition. Under these actions, Vincent Napolitano has transitioned from Chief Executive Officer to Chairman Emeritus, Glen Steward has assumed the role of Chairman of the Board, and Shaun Quin has assumed the role of Chief Executive Officer while continuing to serve as a Director. Vaughan Korte (Chief Operating Officer), Katy Murless (Chief Financial Officer), and Scott McGowan (Chief Marketing Officer) continue to serve in their respective executive roles.

Wael Barsoum will continue his role as an Independent Director and Chair of the Compensation Committee, Zachary Graeve will continue his role as an Independent Director and Chair of the Nominating and Corporate Governance Committee, and John Bode will continue his role as an Independent Director and Chair of the Audit Committee Following the leadership transition and Mr. Napolitano’s resignation from the Board, the Board will function as a majority-independent board.

However, because our Founders will continue to control approximately 87% of the voting power through the Series B Preferred Stock and voting agreement, they will retain the ability to control the outcome of matters submitted to a vote of our shareholders, including the election of directors, approval of mergers, consolidations, sales of all or substantially all of our assets, or other significant corporate transactions. This concentrated voting power could:

▪limit your ability to influence corporate matters, including through shareholder votes;
▪discourage potential acquirers from initiating merger, takeover, or other change-of-control transactions that may otherwise be beneficial to our shareholders;
▪reduce the practical effect of any shareholder influence over our business and affairs; and
▪depress the market price of our common stock.
Furthermore, although we currently intend to maintain corporate governance practices generally consistent with the standards applicable to public companies, we could elect to rely on the controlled company exemptions in the future. If we do so, shareholders may not have the same protections afforded to shareholders of companies subject to all corporate governance requirements applicable to non-controlled companies.

We have recently undergone a significant leadership transition, which may create operational uncertainty and could adversely affect our business.

Effective June 2026, we implemented a leadership transition pursuant to which Vincent Napolitano transitioned from Chief Executive Officer and Chairman to Chairman Emeritus, Shaun Quin was appointed Chief Executive Officer, and Glen Steward was appointed Chairman of the Board. In connection with this transition, we entered into a Transition and Separation Agreement with Mr. Napolitano, new amended and restated employment agreements with our executive officers, and a Chairman Services Agreement with Mr. Steward. While we believe these changes will strengthen our governance and align management incentives with shareholder interests, there can be no assurance that we will successfully execute on our strategic plans or that the transition will not result in disruption to our operations, loss of key personnel, or difficulties in attracting and retaining talent. Any such disruption could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to attract and retain qualified personnel, especially our design and technical personnel, we may not be able to execute our business strategy effectively.

Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing, finance, and especially our design and technical personnel. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business and results of operations.

Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes (“NRS”). Specifically, NRS 78.138 provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care.

In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Our officers and directors have limited experience managing a public company.

Our officers and directors have limited experience managing a public company. Consequently, we may not be able to raise any funds or run our public company successfully. Our executive officer’s and director’s lack of experience of managing a public company could cause you to lose some or all of your investment.

Risks Related to Legal Uncertainty

Claims made against us from time to time can result in litigation that could distract management from our business activities and result in significant liability or damage to our brand.

As a company with expanding operations, we increasingly face the risk of litigation and other claims against us. Our subsidiary, Block 40 Property LLC, is currently a defendant in a construction-lien action filed in May 2026 by a terminated contractor. The contractor seeks to foreclose on a recorded lien of approximately $357,000 and recover an additional $56,000 of claimed retainage, together with related breach-of-contract claims. We dispute the claims and intend to defend the matter. Because the proceeding is at an early stage, we cannot predict its outcome or reasonably estimate the amount or range of any potential loss. Litigation and other claims may arise in the ordinary course of our business and include employee claims, commercial disputes, landlord-tenant disputes, intellectual property issues, product-oriented allegations and slip and fall claims. These claims can raise complex factual and legal issues that are subject to risks and uncertainties and could require significant management time. Litigation and other claims against us could result in unexpected expenses and liabilities, which could materially adversely affect our operations and our reputation.

In addition, the industries in which we operate, funding and real estate, are characterized by extensive litigation and, from time to time, we may become subject of various claims. Regardless of outcome, such claims are expensive to defend and divert management and operating personnel from other business issues. A successful claim or claims against us could result in payment of significant monetary damages and/or injunctive relief.

We may be classified as an inadvertent investment company if we acquire investment securities in excess of 40% of our total assets.

We are engaged in the business of being a diversified holding company engaged in significant finance and real estate activities while we continue to seek to acquire or establish other finance or operating businesses or assets. Our acquisition strategy focuses on evaluating acquisition targets that have reasonable growth prospects, and our management spends a significant portion of its time reviewing potential acquisitions, conducting due diligence, and seeking to negotiate transaction terms. From time to time, we may purchase investment securities as part of a deliberate strategy to obtain control of an operating business.

Under the Investment Company Act of 1940 (the “ICA”), a company may fall within the scope of being an “inadvertent investment company” under Section 3(a)(1)(C) of the ICA if the value of its investment securities (as defined in the ICA) is more than 40% of the company’s total assets on an unconsolidated basis (exclusive of government securities and cash and cash equivalents). We do not believe that we are engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in the business of investing, reinvesting, or trading in securities. However, we seek prudently to hold excess liquid resources in marketable securities to preserve resources needed to acquire operating businesses or assets and fund our finance and real estate activities.

The Board of Directors and management regularly monitor our status relative to the inadvertent investment company test under the ICA and believe that the Company is not currently an inadvertent investment company based on the assets test under Section 3(a)(1)(C) of the ICA.

If we were deemed to be an inadvertent investment company and determined to or were required to become a registered investment company, we would be subject to burdensome and costly compliance requirements and restrictions that would limit our activities, including limitations on our capital structure, additional corporate governance requirements, and other limitations on our ability to transact business as currently conducted. We do not believe that it would be practical or feasible for a company of our size, management, and financial resources to operate as a registered investment company. To avoid being deemed an inadvertent investment company or becoming a registered investment company, we may decide or be required to sell certain of our investments on disadvantageous terms, hold a greater proportion of our investments in marketable securities in U.S. government securities or cash equivalents that have a lower rate of return than other investment securities, or make other material modifications to our business operations and strategy, any or all of which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

We may be subject to tax and regulatory audits which could subject us to liabilities.

We are subject to tax and regulatory audits which could result in the imposition of liabilities that may or may not have been reserved. We are subject to audits by taxing and regulatory authorities with respect to certain of our income and operations. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if our positions are not accepted by the auditing entity.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could adversely affect our business.

Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our users. The use of consumer data by online service providers is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Many states have passed laws requiring notification to users where there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks in international markets where our products and services are offered. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any applicable federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of user confidence, damage to our business and brand, and a loss of users, which could potentially have an adverse effect on our business.

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data retention, data transfer and data protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with users. For example, some countries are considering or have enacted laws mandating that user data regarding users in their country be maintained in their country. In addition, there currently is a data protection regulation applicable to member states of the European Union that includes operational and compliance requirements that are different than those currently in place and that also includes significant penalties for non-compliance.

The interpretation and application of privacy, data protection, data transfer and data retention laws and regulations are often uncertain and in flux in the United States and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices, complicating long-range business planning decisions. If privacy, data protection, data transfer or data retention laws are interpreted and applied in a manner that is inconsistent with our current policies and practices, we may be fined or ordered to change our business practices in a manner that adversely impacts our operating results. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

Nevada law and certain anti-takeover provisions of our corporate documents could entrench our management or delay or prevent a third party from acquiring us or a change in control even if it would benefit our shareholders.

Certain provisions of Nevada law may have an anti-takeover effect and may delay or prevent a tender offer or other acquisition transaction that a shareholder might consider to be in his or her best interest. The summary of the provisions of Nevada law set forth below does not purport to be complete and is qualified in its entirety by reference to Nevada law.

The issuance of shares of preferred stock, the issuance of rights to purchase such shares, and the imposition of certain other adverse effects on any party contemplating a takeover could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable a holder to block such a transaction. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of holders of our common stock.

Under Nevada law, a director, in determining what he reasonably believes to be in or not opposed to the best interests of the corporation, does not need to consider only the interests of the corporation’s shareholders in any takeover matter but may also, in his discretion, may consider any of the following:

(i)The interests of the corporation’s employees, suppliers, creditors and customers;
(ii)The economy of the state and nation;
(iii)The impact of any action upon the communities in or near which the corporation’s facilities or operations are located;
(iv)The long-term interests of the corporation and its shareholders, including the possibility that those interests may be best served by the continued independence of the corporation; and
(v)Any other factors relevant to promoting or preserving public or community interests.
Because our board of directors is not required to make any determination on matters affecting potential takeovers solely based on its judgment as to the best interests of our shareholders, our board could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of our shareholders might believe to be in their best interests or in which such shareholders might receive a premium for their stock over the then market price of such stock. Our board presently does not intend to seek shareholder approval prior to the issuance of currently authorized stock, unless otherwise required by law or applicable stock exchange rules.
If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common shares.
We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain a smaller reporting company, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.
Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
Deficiencies in disclosure controls and procedures and internal control over financial reporting could result in a material misstatement in our financial statements.
We could be adversely affected if there are deficiencies in our disclosure controls and procedures or in our internal controls over financial reporting. The design and effectiveness of our disclosure controls and procedures and our internal controls over financial reporting may not prevent all errors, misstatements or misrepresentations. Consistent with other entities in similar stages of development, we have a limited number of employees currently in the accounting group, limiting our ability to provide for segregation of duties and secondary review. A lack of resources in the accounting group could lead to material misstatements resulting from undetected errors occurring from an individual performing primarily all areas of accounting with limited secondary review. Deficiencies in internal controls over financial reporting which may occur could result in material misstatements of our results of operations, restatements of financial statements, other required remediations, a decline in the price of our common shares, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.
There may be deficiencies with our internal controls that require improvements, and if we are unable to adequately evaluate internal controls, we may be subject to sanctions by the SEC.
We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404a of the Sarbanes-Oxley Act of 2002. As a smaller reporting company, we will not be required to provide a report on the effectiveness of our internal controls over financial reporting until our second annual report, and we will be exempt from the auditor attestation requirements concerning any such report so long as we are a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective and therefore there is a greater likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers that have conducted such evaluations. If we are not able to meet the requirements of Section 404a in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.
We may be unable to protect our intellectual property from infringement by third parties, and the third parties may claim that we are infringing on their intellectual property, either of which could materially or adversely affect us.
We intend to rely on patent protection, trade secrets, technical know-how and continuing technological innovation to protect our intellectual property, and we expect to require any employees, consultants and advisors that we may hire or engage in the future to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that we will have adequate remedies for any such breach.
Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop intellectual property competitive with ours. Our competitors may independently develop similar technology or otherwise duplicate our financial products and services. As a result, we may have to litigate to enforce and protect our intellectual property rights to determine their scope, validity or enforceability. Intellectual property litigation is particularly expensive, time-consuming, diverts the attention of management and technical personnel and could result in substantial cost and uncertainty regarding our future viability. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection would limit our ability to produce and/or market our products and services in the future and would likely have an adverse effect on any revenues we may in the future be able to generate by the sale or license of such intellectual property.

We may be subject to costly litigation in the event our future services or technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our technology. Any of these third parties could make a claim of infringement against us with respect to our technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages or injunctions precluding us from utilizing our technology or services or marketing or selling any products or services under the same. An adverse determination in any litigation of this type could require us to design around a third party’s patent, license alternative technology from another party or otherwise result in limitations in our ability to use the intellectual property subject to such claims.
We may be exposed to liabilities under the Foreign Corruption Practices Act and any determination that we violated these laws could have a materially adverse effect on our business.
We are subject to the Foreign Corrupt Practices Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.
Risks Related to Our Securities
We have the right to issue additional common stock and preferred stock without the consent of our stockholders, which would have the effect of diluting investors’ ownership and could decrease the value of their investment.
We have additional authorized, but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.
Our articles of incorporation authorize the issuance of shares of preferred stock and/or the conversion of existing outstanding preferred stock into common stock, the rights, preferences, designations and limitations of which may be set by the board of directors. Our articles of incorporation have authorized the issuance of up 500,000,000 shares of common stock and up to 100,000,000 shares of preferred stock in the discretion of our Board.
Any authorized but unissued preferred stock may be issued upon board of directors’ approval; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.
Our Series A Preferred Stock and all of our existing and future indebtedness rank senior to our common stock in the event of a liquidation, winding up or dissolution of our business.
In the event of our liquidation, winding up or dissolution, our assets would be available to make payments to holders of all existing and future indebtedness and holders of the Series A Preferred Stock, before payments to holders of our common stock. In the event of our bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying amounts to the holders of our indebtedness and preferred stockholders, to pay anything to common stockholders. As of June 30, 2026, we had total consolidated liabilities of approximately $136.1 million, with 71,250,000 shares of Series A Preferred Stock outstanding. Any liquidation, winding up or dissolution of our company or of any of our wholly or partially owned subsidiaries would have a material adverse effect on the holders of our common stock.

We do not expect to pay dividends on our common stock in the foreseeable future. Any return on investment may be limited to the value of our common stock.

Since inception, we have never declared a dividend on our common stock, and we do not intend to declare dividends on our common stock in the foreseeable future. The terms of our Series A Preferred stock provide an annual dividend of six percent (6%) of the Stated Value times the number of preferred shares held by such holder. Dividends on the Series A Preferred Stock is payable on a quarterly basis and may be payable, at our option, in cash or shares of our common stock, or a combination thereof.

Other than with respect to our Series A Preferred Stock, our board of directors declares dividends when, in its discretion, it determines that a dividend payment, as opposed to another use of cash, is in the best interests of the stockholders. Such decisions are based on the facts and circumstances then existing including, without limitation, our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. As a result, we cannot predict when, or whether, another dividend on our common stock will be declared in the future. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Risks Related to the Market for our Stock

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is currently quoted under the symbol “SWRD” on the OTCID Market operated by OTC Markets Group Inc., an over-the-counter quotation system that generally provides substantially less liquidity than a national securities exchange. Trading in our common stock has historically been limited, and our securities are currently very thinly traded. As a result, investors purchasing shares in this offering may be unable to resell their shares at or near the offering price, or at all.

There can be no assurance that an active or liquid trading market for our common stock will develop or, if developed, will be sustained. Because trading in our common stock is limited, sales of shares may cause significant fluctuations in the market price of our common stock. In addition, relatively small trades may disproportionately influence the market price of our common stock due to the limited public float and low trading volume.

The limited public float and low trading volume may make it difficult for investors to sell their shares in a timely manner or at desired prices. If we are unable to develop and maintain an active and liquid trading market, the market price and liquidity of our common stock may continue to experience significant volatility, and holders of our common stock may experience substantial declines in the value of their investment.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

Our stock price is subject to a number of factors, including:

•Technological innovations or new products and services by us or our competitors;
•Government regulation of our financial products and services;
•The establishment of partnerships with other financial services companies;
•Intellectual property disputes;
•Additions or departures of key personnel;
•Sales of our common stock;
•Our ability to integrate operations, technology, products and services;
•Our ability to execute our business plan;
•Operating results below or exceeding expectations;
•Whether we achieve profits or not;
•Loss or addition of any strategic relationship;
•Industry developments;
•Changes in accounting principles;
•General and industry-specific economic conditions; and
•Period-to-period fluctuations in our financial results.
The market prices of the securities of early-stage companies, particularly companies like ours without consistent revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.
The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.
We will likely conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.
We will likely be required to conduct equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If our common stock shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders. We anticipate continuing to rely on equity sales of our common stock shares in order to fund our business operations. If we issue additional common stock shares or securities convertible into shares of our common stock, your percentage interest in us could become diluted.
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our securities.
Effective June 30, 2020, the SEC implemented Regulation Best Interest requiring that “A broker, dealer, or a natural person who is an associated person of a broker or dealer, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer, shall act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker, dealer, or natural person who is an associated person of a broker or dealer making the recommendation ahead of the interest of the retail customer.” This is a significantly higher standard for broker-dealers to recommend securities to retail customers than before under FINRA suitability rules. FINRA suitability rules do still apply to institutional investors and require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending securities to their customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information, and for retail customers determine the investment is in the customer’s “best interest” and meet other SEC requirements. Both SEC Regulation Best Interest and FINRA’s suitability requirements may make it more difficult for broker-dealers to recommend that their customers buy speculative, low-priced securities. They may affect investing in our common stock or our preferred stock, which may have the effect of reducing the level of trading activity in our securities. As a result, fewer broker-dealers may be willing to make a market in our common stock or our preferred stock, reducing a stockholder’s ability to resell shares of our common stock or our preferred stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three and six months ended June 30, 2026, and subsequent to June 30, 2026 through the date of this Quarterly Report, the Company issued the following unregistered securities:

Asset Purchase Agreement

On January 22, 2026, the Company issued 2,000,000 restricts shares of common stock to Robinpaws LLC pursuant to an asset purchase agreement originally entered into in December 2023, as consideration for certain operating assets related to a proprietary funding and call-center platform. The issuances were made in private transactions in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. No underwriters were involved, no underwriting discounts or commissions were paid, and the Company received no cash proceeds from either issuance

Share Exchange Agreements

In addition, effective as of June 30, 2026, pursuant to share exchange agreements executed on July 7, 2026, the Company issued 1,372,811 restricted shares of common stock to two EB-5 investors in exchange for their Class B Preferred Units in Block 40, LLC. The exchanged interests were valued at approximately $1.04 million in the aggregate, based on an exchange price of $0.76 per share. The issuances were made in private transactions in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. No underwriters were involved, no underwriting discounts or commissions were paid, and the Company received no cash proceeds from either issuance

June 30, 2026 Private Placement

On June 30, 2026, the Company completed a private placement with non-affiliate accredited investors and raised approximately $1.935 million through the issuance of 645,047 shares of common stock at a purchase price of $3.00 per share. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated thereunder. The proceeds were used for general corporate purposes and working capital.

Additional Private Placement Subscriptions Subsequent to June 30, 2026

Subsequent to June 30, 2026, the Company received additional subscriptions of approximately $50 thousand under the same private placement, resulting in the issuance of approximately 16,666 shares of common stock at a price of $3.00 per share. As a result of these issuances, the Company had 211,149,963 shares of common stock outstanding as of August 12, 2026. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D. The proceeds were used for general corporate purposes.

July 27, 2026 Secured Convertible Notes and Warrants

On July 27, 2026, the Company issued secured convertible promissory notes with an aggregate principal amount of $5.0 million to three accredited investor purchasers, together with warrants to purchase an aggregate 1,666,665 shares of common stock. The notes bear interest at 15% per annum, mature 180 days after issuance and, unless earlier prepaid (with the Company's consent), automatically convert at maturity, together with accrued interest, into common stock at a conversion price of $3.00 per share. The warrants are exercisable at $3.00 per share and expire on July 27, 2031. The notes and warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D. The proceeds were intended to fund the HOPCo promissory note and for general corporate purposes.

July 24, 2026 Related-Party Convertible Note (Glen Steward)

On July 24, 2026, Glen Steward, Chairman of the Board and a director of the Company, advanced $0.5 million to the Company. The advance was memorialized by an unsecured convertible promissory note bearing simple interest at 8% per annum (actual/365 basis). The outstanding principal and accrued interest will automatically convert into shares of the Company’s common stock on January 20, 2027, at a conversion price of $3.00 per share. Assuming conversion on that date, the estimated conversion amount is $519,726, representing approximately 173,242 whole shares of common stock (with cash payable in lieu of any fractional share). No warrants or other separate equity rights were issued. Because Mr. Steward is a director, the transaction is a related-party transaction; it was approved and ratified by the disinterested directors on August 12, 2026. The convertible note was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D. Because the transaction occurred subsequent to June 30, 2026, no amounts related to the advance were recognized in the condensed consolidated financial statements as of or for the three and six months ended June 30, 2026.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description	Method
3.1	Amended and Restated Bylaws of Stewards, Inc.	Incorporated by reference to Exhibit 3.1 of the Form 8-K filed August 7, 2026
4.1	Form of Secured Convertible Promissory Note issued July 27, 2026	Incorporated by reference to Exhibit 4.1 of the Form 8-K filed July 30, 2026
4.2	Form of Common Stock Purchase Warrant issued July 27, 2026	Incorporated by reference to Exhibit 4.2 of the Form 8-K filed July 30, 2026
4.3	Unsecured Convertible Promissory Note, dated August 13, 2026	Filed herewith
10.1	Senior Loan Agreement dated July 24, 2026 (Block 40 Property LLC)	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed July 30, 2026
10.2	Mezzanine Loan Agreement dated July 24, 2026 (Block 40 Holdco LLC)	Incorporated by reference to Exhibit 10.5 of the Form 8-K filed July 30, 2026
10.3	Note Purchase Agreement dated July 27, 2026	Incorporated by reference to Exhibit 10.16 of the Form 8-K filed July 30, 2026
10.4	Security Agreement dated July 27, 2026	Incorporated by reference to Exhibit 10.17 of the Form 8-K filed July 30, 2026
10.5	Convertible Promissory Note issued by HOPCo Intermediate Holdings II, Inc. dated July 27, 2026	Incorporated by reference to Exhibit 10.18 of the Form 8-K filed July 30, 2026
10.6	Amendment No. 1 to Promissory Note dated August 5, 2026 (FAVO Holdings, LLC)	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed August 7, 2026
10.7	Note Purchase Agreement, dated August 13, 2026	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	Inline XBRL Instance Document (and related taxonomy files)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)	Filed herewith

The Company also previously filed the related ancillary documents to the Senior Loan Agreement and Mezzanine Loan Agreement (including the promissory notes, mortgage, assignments of leases and rents, pledge and security agreement, various guaranties, environmental indemnity, interest-rate cap assignments, and subordination agreements) as Exhibits 10.2 through 10.15 to its Current Report on Form 8-K filed on July 30, 2026, which are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEWARDS, INC.

Dated:	August 14, 2026	by:	/s/ Shaun Quin
Shaun Quin
Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	August 14, 2026	by:	/s/ Katuischia Murless
Katuischia Murless
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)